Form 10-K
period 1993-12-31
ALLEN GROUP INC
filed 1994-04-26
CIK 3721

  THIS IS AN ELECTRONIC CONFIRMING COPY OF A DOCUMENT FILED ON MARCH 31, 1994.

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________

                                  FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1993
                          -----------------
                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______________  to  _______________

                     Commission file number     1-6016
                                             --------------
                         THE ALLEN GROUP INC.
- ------------------------------------------------------------------------------
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                        38-0290950
- -------------------------------                   -----------------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

25101 Chagrin Boulevard, Beachwood, Ohio                      44122
- ----------------------------------------                ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (216) 765-5818
                                                        ------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                   WHICH REGISTERED
     -------------------                               ------------------------

Common Stock, $1 par value                             New York Stock Exchange
                                                       Pacific Stock Exchange

Preferred Stock Purchase Rights                        New York Stock Exchange
                                                       Pacific Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days:   Yes   X      No
                                         -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ X ]

As of March 4, 1994, there were 26,009,314 shares of the Registrant's Common Stock outstanding, and the aggregate market value (based upon the last sale price of the Registrant's Common Stock on the New York Stock Exchange Composite Tape on March 4, 1994) of the Registrant's Common Stock held by nonaffiliates of the Registrant was $399,893,203.

Exhibit Index is on page 18 of this Report.

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended December 31, 1993 incorporated by reference into Parts I and II hereof.

Proxy Statement dated March 17, 1994 for Annual Meeting of Stockholders to be held April 28, 1994 incorporated by reference into Part III hereof.

                        Page 1 of 166 Pages.
                    Exhibit Index is on Page 18.

                              THE ALLEN GROUP INC.
                              --------------------

                                   FORM 10-K
                                   ---------

                 (For the fiscal year ended December 31, 1993)


                               TABLE OF CONTENTS
                               -----------------


                                                                          Page
                                                                          ----
PART I

   Item  1 - Business .................................................     3

   Item  2 - Properties ...............................................     8

   Item  3 - Legal Proceedings ........................................     8

   Item  4 - Submission of Matters to a Vote of Security Holders ......     8

   Executive Officers of The Registrant ...............................     9

PART II

   Item  5 - Market for Registrant's Common Equity and Related
             Stockholder Matters ......................................    10

   Item  6 - Selected Financial Data ..................................    10

   Item  7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................    10

   Item  8 - Financial Statements and Supplementary Data ..............    10

   Item  9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ......................    10

PART III

   Item 10 - Directors and Executive Officers of the Registrant .......    11

   Item 11 - Executive Compensation ...................................    11

   Item 12 - Security Ownership of Certain Beneficial Owners
             and Management ...........................................    11

   Item 13 - Certain Relationships and Related Transactions ...........    11


PART IV

   Item 14 - Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ......................................    12


SIGNATURES ............................................................    16


EXHIBIT INDEX .........................................................    18

                              THE ALLEN GROUP INC.
                              --------------------

                                   FORM 10-K
                                   ---------

                                     PART I
                                     ------

                               ITEM 1 - BUSINESS
                               -----------------

GENERAL
- -------

         The Allen Group Inc. ("Allen", the "Company" or the "Registrant") was incorporated under the laws of the State of Delaware on February 3, 1969. Its predecessor was Allen Electric and Equipment Company, incorporated under the laws of the State of Michigan on January 13, 1928, which merged into the Delaware corporation on May 1, 1969. On May 5, 1972, the name of the Company was changed to The Allen Group Inc.

         The business of Allen and its subsidiaries includes Mobile Communications Products, Automotive Test and Service and Truck Products.

         On June 11, 1993, Allen sold its Allen Testproducts division and related wholly owned leasing subsidiary, The Allen Group Leasing Corp. ("Leasing"), to SPX Corporation ("SPX"). Allen Testproducts manufactured and sold automotive engine diagnostic and emission test equipment for the automotive service industry and provided product financing through Leasing. At the closing, Allen received $21,000,000 in cash and an 8% subordinated note of SPX, dated June 11, 1993, in the amount of $19,737,000. Additional information regarding this divestiture is incorporated herein by reference to "Acquisitions and Dispositions" in Note 10 of the Notes to Consolidated Financial Statements on page 26 of Allen's 1993 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

         There have been no other significant changes in the business, kinds of products produced or services rendered or in the markets or methods of distribution since the beginning of the last fiscal year.


MOBILE COMMUNICATIONS PRODUCTS
- ------------------------------

         Allen's Mobile Communications Products segment is principally comprised of Allen Telecom Group ("ATG") and Comsearch. In early 1993, Allen's Antenna Specialists, Decibel Products, Grayson Electronics Company and db Mobile business units were reorganized to form ATG in order to better serve ATG's customers and to develop broader name recognition in the industry.
ATG's principal product lines are systems products, including
Extend-A-Cells trademark, microcells, paging repeaters and power amplifiers; site management and base station products, including filters, combiners, duplexers, isolators and cable; and mobile and base station antennas. The demand for equipment supplied by ATG is primarily a function of the development of wireless communications systems throughout the world, and ATG's ability to develop new products and technology related to system coverage and capacity.

         Comsearch is a leading provider of transmission planning services for microwave, satellite, cellular, SMR and PCS communications. Over the last two years, Comsearch has become a leading provider of engineering services and software to the cellular and PCS markets.

         During 1993, the Company increased its investment in other wireless communication technologies in the form of loans, advances and/or direct minority equity investments in order to broaden its expertise in this industry. ATG acquired substantially all of the assets of TSR Technologies, Inc., which supplies test equipment and measuring systems in cellular and paging markets, and designs proprietary software to monitor cellular and paging activity.
Allen also has invested $1.0 million in Alven Capital Corporation, which is engineering rural telephony systems, and over $1 million in Encompass, Inc., which is a PCS consulting company. Allen also maintains a 14% equity ownership interest in RF Micro Devices Inc., which manufactures radio frequency integrated circuits for various communications products.

         In 1993, sales of the Mobile Communications Products segment increased nearly $55 million, or 43%, over 1992, primarily due to the full year effect of the acquisition of Alliance Telecommunications Corporation in July 1992, and sustained growth of existing telecommunication products.

         Mobile communication products are manufactured or assembled by the Company, and are sold directly or through distributors and sales representatives to original equipment manufacturers, common carriers and other large users of telecommunication products.

         In 1993, 11% of sales in the Mobile Communications Products segment were made to Motorola, Inc.

AUTOMOTIVE TEST AND SERVICE
- ---------------------------

         Allen's Automotive Test and Service segment now consists solely of its wholly owned subsidiary, MARTA Technologies, Inc. ("MARTA"), which is engaged in the centralized automotive emissions testing business. The Company's former Allen Testproducts division, which manufactured, sold and leased automotive diagnostic and emissions testing equipment, was divested during 1993.

         MARTA designs, builds and operates centralized automotive emissions testing programs under long-term contracts with state governments, and is one of only five major companies that has the necessary capabilities and experience for such programs. Due to more stringent air quality standards mandated by the 1990 Amendments to the Federal Clean Air Act, it is expected that approximately 100 million cars will be subjected to biennial emissions testing. Generally, each of these emissions testing programs is structured so that once awarded, the company awarded the program (such as MARTA) is responsible for purchasing the land, constructing the testing facilities, equipping the sites with analytical and computer equipment, hiring and training personnel and eventually operating the program. It is not until a program begins to operate (typically under a multi-year sole source contract) that revenue (generally on a fixed fee, cash per test basis, except for the State of Maryland program which is an annual fixed fee received monthly from the State) begins to be generated. During 1993, MARTA was awarded two programs: the El Paso region of Texas and the State of Maryland. These two programs are scheduled to begin operations on January 1, 1995. In addition, MARTA currently has five bids outstanding and anticipates bidding on other programs in 1994. The timing and number of new centralized emissions testing programs placed for bid are dependent upon the enactment of state legislation and resultant issuance of a request for proposal. Any delay in legislation or the issuance of proposals will necessarily delay the start-up of the operating phase of such programs. MARTA also operates an emissions inspection program in Jacksonville, Florida, which currently accounts for 100% of its revenue.

         The State of Maryland program requires a capital commitment of approximately $48 million ($3.6 million expended in 1993); however, under the terms of the contract, the State will purchase the capital assets from the Company for cash on or before the January 1, 1995 start-up date. The El Paso region of Texas program requires a capital investment of approximately $8.0 million ($0.6 million expended in 1993). The Company anticipates significant opportunity for MARTA as it bids additional programs throughout 1994. The Company intends to finance such programs through MARTA but still may make considerable equity investments or guarantees on behalf of MARTA.


TRUCK PRODUCTS
- --------------

         Allen manufactures and sells heavy-duty radiators and specialty heat exchangers for trucks and off-highway equipment through its G & O Manufacturing Company division. Allen also produces steel parts manufactured primarily to customers' specifications, such as truck fenders, cabs and battery boxes, specialized interiors installed in utility trucks and vans, and custom sheet metal fabrications, through its Crown divisions. These products are sold by Allen's own sales employees and commissioned sales representatives to major automotive, truck and off-road equipment manufacturers, major delivery services and others.

         During 1993, Allen's Crown division relocated production of its four-door pickup truck cabs and dual rear wheel conversions from Canada to a new facility located near Louisville, Kentucky. During 1993, the Company manufactured certain truck products in Canada, which accounted for 27% of sales in this industry segment and 9% of Allen's total sales in 1993.

         Ford Motor Company and PACCAR Inc. accounted for 37% and 13%, respectively, of sales in the Truck Products segment in 1993.


JOINT VENTURE OPERATIONS
- ------------------------

         The Company, along with Handy & Harman, participates in a 50/50 joint venture partnership, GO/DAN Industries, which is accounted for under the equity method. GO/DAN Industries is engaged in the manufacture and sale of automotive replacement radiators and other heat transfer products. GO/DAN Industries was organized on June 1, 1990, at which time Allen and Handy & Harman each transferred to the joint venture certain assets, net of related liabilities, relating to such business.


WORKING CAPITAL
- ---------------

         The working capital requirements of the Company vary with its particular product lines. Truck Products are generally manufactured on an "as ordered" basis; therefore, large inventories are generally not maintained nor is the amount of product returned significant. The remaining manufacturing product lines of the Company consist of standard manufactured products for which inventory levels are generally based on product demand.

         The most significant capital requirement for the Company will be for the expansion of MARTA. As previously noted, MARTA was awarded two programs in 1993. The Maryland program requires a capital commitment of approximately $48.0 million ($3.6 million expended in 1993); however, under the terms of the contract between the State of Maryland and MARTA, the State will purchase the capital assets from the Company, for cash, on or before the January 1, 1995 start-up date. Interim construction financing has been established by MARTA through two banking institutions. The El Paso region of Texas program requires a capital investment of approximately $8.0 million ($.6 million expended in 1993), and the Company anticipates arranging project supported financing prior to its January 1, 1995 start-up date. The Company continues to see significant opportunity for MARTA as it bids additional programs throughout 1994. The Company anticipates financing such programs through MARTA, but still may make considerable equity investments or guarantees on behalf of MARTA. MARTA has available credit lines with three banks, each in the amount of $20.0 million, and such lines expire in September 1994. Additional capital requirements will depend upon any new emissions programs being awarded to MARTA.


COMPETITION
- -----------

         In each of Allen's industry segments, competition is vigorous. In its centralized emissions testing inspection program product line, the Company presently has four principal competitors. The primary means of competition and the selection of a contractor by the governmental agency are experience, technological capability, financial resources and price. The Company believes that it has established a major market position in the United States for mobile cellular telephone antennas, where competition is distributed among many manufacturers. In its other product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. Allen's principal methods of competition include price, service, warranty, market availability and product research and development, innovation and performance. In certain of its product lines, the Company has augmented its own resources through licensing agreements with companies possessing complementary resources and technologies.

MAJOR CUSTOMERS
- ---------------

         Except as noted in the preceding industry segment descriptions, there is no single customer or group of a few customers for which the loss of any one or more would have a material adverse effect on any industry segment or on the Company. The remainder of Allen's sales is widely distributed among many customers.



BACKLOG
- -------

         The approximate backlogs for the Company's continuing operations by industry segment as of December 31, 1993 and 1992 are as follows (amounts in thousands):


                                                                         1993              1992
                                                                         ----              ----
         Automotive Test and Service                                   $ 67,176          $ 15,031
         Truck Products                                                  19,544            17,337
         Mobile Communications Products                                  20,082            14,436
                                                                        -------           -------
                                                                        106,802            46,804
         Automotive Test and Service
          backlog not expected to be filled within
          one year                                                      (64,376)          (12,298)
                                                                         ------            ------
         Backlog expected to be filled in succeeding
          fiscal year                                                  $ 42,426          $ 34,506
                                                                       ========          ========

The increase in the Automotive Test and Service backlog represents the award of two emission testing contracts to MARTA (the El Paso region of Texas and the State of Maryland) in 1993. The increase in backlog for Mobile Communications Products represents increased orders for systems and site management products. With the exception of Automotive Test and Service, all 1993 backlog is expected to be completely filled within the 1994 fiscal year.


PRODUCTION, RAW MATERIALS AND SUPPLIES
- --------------------------------------

         In addition to manufacturing certain products, Allen also assembles at its facilities certain components manufactured for it by non-affiliated companies. The principal materials used in the production of Allen's products are steel, copper, brass, zinc, aluminum, plastics, rubber, nickel and electronic components. These materials are purchased regularly from several domestic and foreign producers and have been generally available in sufficient quantities to meet Allen's requirements, although occasionally shortages have occurred. A significant portion of the copper and brass used by the Company in the manufacture of truck radiators is sourced from a foreign manufacturer; the Company believes that the risk, if any, inherent in this arrangement is no greater than in any of its other raw material sources. The Company believes that the supplies of materials through the end of 1994 will be adequate.


PATENTS, LICENSES AND FRANCHISES
- --------------------------------

         The Company owns a number of patents, trademarks and copyrights and conducts certain operations under licenses granted by others. Although the Company does not believe that the expiration or loss of any one of these would materially affect its business considered as a whole or the operations of any industry segment, it does consider certain of them to be important to the conduct of its business in certain product lines. In 1991, a United States Federal Court found that an overseas manufacturer had willfully infringed the Company's patent on its On-Glass registered trademark cellular telephone antennas. The Company believes that the court affirmation of the validity of its patent has slowed the entrance of infringing foreign-manufactured products into the United States. Business franchises and concessions are not of material importance to Allen's industry segments.

RESEARCH AND DEVELOPMENT
- ------------------------

         The Company is engaged in research and development activities (substantially all of which are Company-sponsored) as part of its ongoing business. The Company is continuing to emphasize the development of specialty products and accessories to serve the cellular telephone and mobile communications markets. Currently, these are not at a stage that would require a material investment in assets. For additional information, see "Research and Development Expenses" in Note 1 of Notes to Consolidated Financial Statements on page 17 of Allen's 1993 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.



ENVIRONMENTAL CONTROLS
- ----------------------

         The Company is subject to federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and financial liability to the Company. Additional information regarding environmental issues is incorporated herein by reference to the last paragraph of Note 6, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements on page 22 of Allen's 1993 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


EMPLOYEES
- ---------

         As of December 31, 1993, Allen had approximately 2,500 employees.

SEASONAL TRENDS
- ---------------

         Generally, the Company's sales are not subject to significant seasonal variations; however, sales and earnings for ATG tend to be lower in the first fiscal quarter due to lower base station antenna installations. In addition, earnings typically tend to be lower during the first half of the year due to the seasonality of the Company's GO/DAN Industries joint venture.


INDUSTRY SEGMENTS, CLASSES OF PRODUCTS, FOREIGN OPERATIONS AND EXPORT SALES
- ---------------------------------------------------------------------------

         Information relating to the Company's industry segments, classes of similar products or services, foreign and domestic operations and export sales is incorporated herein by reference to "Segment Sales and Income" on page 12, "Industry Segment and Geographic Data" in Note 9 of the Notes to Consolidated Financial Statements on page 26, and the information presented in the charts on pages 30 to 33, of the Company's 1993 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

         With the transfer of its manufacturing operations from Canada to the United States as set forth under "BUSINESS - Truck Products" on pages 4 to 5 of this Report, and except with respect to ATG's Mexican operations which supplies mobile antennas to ATG, Allen engages in no material manufacturing operations in foreign countries, and no material portion of Allen's sales currently is derived from such operations. In addition, the Company's 50/50 joint venture, GO/DAN Industries, has a manufacturing facility located in Mexico. With the opportunities represented by the rapid deployment of cellular telephony systems throughout the world, the Company has seen extensive growth in international markets and export sales have increased from $33 million in 1992 to over $57 million in 1993. This growth has encouraged the Company to continue to expand the size and number of its international sales and service offices. In the opinion of management, any risks inherent in Allen's existing foreign operations and sales are not substantially different than the risks inherent in its domestic operations and sales.

                              ITEM 2 - PROPERTIES
                              -------------------

         At December 31, 1993, Allen's continuing operations were conducted in 31 facilities in 13 states, Canada (the Company exited its principal Canadian manufacturing facility in 1994) and Mexico. In addition, ATG maintains sales offices in Australia, Germany, the United Kingdom and Singapore. Allen occupies approximately 1,463,000 square feet of space for manufacturing, fabrication, assembly, centralized automotive emissions testing, warehousing, research and development and administrative offices. Approximately 440,000 square feet are rented under operating leases, and the remainder is owned. Principal domestic facilities are located in Ohio, Connecticut, Florida, Kentucky, Mississippi, Texas, and Virginia. In Ontario, Canada, Allen formerly occupied approximately 96,000 square feet; in Reynosa, Mexico, Allen owns approximately 59,000 square feet.

         Information concerning the Company's properties by industry segment at December 31, 1993 is as follows (amounts in thousands):


                                                Square Footage
                               ------------------------------------------------
                                  Domestic                Foreign
                                  --------                -------
                               Owned    Leased        Owned    Leased     Total
                               -----    ------        -----    ------     -----
Automotive Test and Service       26       20            -         -         46
Truck Products                   688      157            -         96       941
Mobile Communications Products   250      152            59         2       463
General Corporate                 -        13            -         -         13
                               -----    -----         -----     -----     -----
                                 964      342            59        98     1,463
                               =====    =====         =====     =====     =====

         Allen's machinery, plants, warehouses and offices are in good condition, reasonably suited and adequate for the purposes for which they are presently used and generally are fully utilized.

         In addition to the above, Allen owns four manufacturing facilities that had been utilized by its former discontinued operations and automotive replacement radiator businesses. Three of these facilities (totalling 185,000 square feet) are currently under short-term leases, including a facility leased to the purchaser of the automated manufacturing product line, a facility leased to GO/DAN Industries (an affiliated joint venture) and a facility leased (with an option to purchase) to an independent third party. The fourth facility, with an aggregate of 48,000 square feet, is currently vacant and being held for sale.



                           ITEM 3 - LEGAL PROCEEDINGS
                           --------------------------

         The information required by this Item is incorporated herein by reference to the fourth paragraph of Note 6, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements on page 22 of the Registrant's 1993 Annual Report to Stockholders, a copy of which is filed as
Exhibit 13 to this Report.



          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------
         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         The following list sets forth the names of the executive officers (as defined under rules promulgated by the Securities and Exchange Commission) of Allen, their ages and business experience during at least the last five years.

ROBERT G. PAUL - President and Chief Executive Officer; age 52.
         Mr. Paul has been President and Chief Executive Officer of the Company since February 1991. He was President and Chief Operating Officer of the Company from December 1989 to February 1991, Senior Vice President-Finance from April 1987 to December 1989, Vice President-Finance from January 1987 to April 1987 and a Vice President from 1974 to January 1987. He also was President of the Antenna Specialists Company division of the Company from 1978 to June 1990. Mr. Paul joined the Company in 1970 as an Assistant to the President and also served as Assistant Treasurer from 1970 to 1972. He was elected Treasurer in 1972 and Vice President and Treasurer of Allen in 1974. Mr. Paul was appointed Vice President-Finance and Administration of the Antenna Specialists Company division of Allen's subsidiary, Orion Industries, Inc. (a predecessor of ATG), in 1976, its Vice President-Operations in 1977 and its President in 1978, while continuing as a Vice President of Allen.

ROBERT A. YOUDELMAN - Senior Vice President-Finance and Chief Financial Officer; age 52.
         Mr. Youdelman joined the Company in 1977 as Director of Taxes. In February 1980 he was elected Vice President-Taxation, and in December 1989 was elected Senior Vice President-Finance and Chief Financial Officer. Mr. Youdelman is an attorney.

FRANK J. HYSON - Vice President; age 61.
         Mr. Hyson joined Allen in 1973 as Vice President-Finance of the Company's Crown Divisions and was appointed President of Crown in 1976. He was elected a Vice President of Allen in September 1987.

ERIK H. VAN DER KAAY - Vice President; age 53.
         Mr. van der Kaay joined the Company in 1990 as President of the Antenna Specialists Company division of Allen's subsidiary, Orion Industries, Inc. He was elected Vice President of Allen in February 1993. Prior to joining Allen, Mr. van der Kaay was the Chief Executive Officer of Millitech Corporation, a developer and manufacturer of milliliter communication components and systems, South Deerfield, Massachusetts, from 1988 to 1990, and Group Vice President of Telecommunications at Avantek Inc., a developer and manufacturer of microwave radios and CATV systems, Santa Clara, California, from 1984 to 1988.

JAMES L. LEPORTE, III - Vice President and Controller; age 39.
         Mr. LePorte joined the Company in 1981 as Senior Financial Analyst. In 1983, he was appointed Manager of Financial Analysis, and, in 1984, was named Assistant Controller. In April 1988, Mr. LePorte was elected Controller of the Company and in December 1990 was elected a Vice President.

JOHN C. MARTIN, III - Vice President and Treasurer; age 41.
         Mr. Martin joined the Company in 1979 as a Senior Business Analyst and was appointed Manager, International Business Development in 1984 and Director, Corporate Development in 1987. He was elected Treasurer in April 1988 and a Vice President in September 1991.

MCDARA P. FOLAN, III - Secretary and General Counsel; age 35.
         Mr. Folan joined the Company in August 1992 as Corporate Counsel and was elected Secretary and General Counsel in September 1992. Prior to joining Allen, Mr. Folan was affiliated with the law firm of Jones, Day, Reavis and Pogue, Cleveland, Ohio, from September 1987 to August 1992. Mr. Folan is an attorney.


There is no family relationship between any of the foregoing officers. All officers of Allen hold office until the first meeting of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

                                    PART II
                                    -------

 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
 ------------------------------------------------------------------------------


         The information required by this Item is incorporated herein by reference to the eighth paragraph of Note 2 of the Notes to Consolidated Financial Statements on page 19, and to "Exchange Listings", "Market Price Range of Common Stock", "Dividends Declared on Common Stock" and "Stockholders" on page 36, of the Registrant's 1993 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.



                        ITEM 6 - SELECTED FINANCIAL DATA
                        --------------------------------


         The information required by this Item is incorporated herein by reference to "Ten Year Summary of Operations" on pages 34 to 35 of the Registrant's 1993 Annual Report to Stockholders, a copy of which is filed as
Exhibit 13 to this Report.



    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ------------------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


         The information required by this Item is incorporated herein by reference to pages 30 to 33 of the Registrant's 1993 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.



              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------


         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity on pages 13 to 16, to the Notes to Consolidated Financial Statements on pages 17 to 28, and to the "Report of Independent Accountants" on page 29, of the Registrant's 1993 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.



           ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

         Not applicable.

                                    PART III
                                    --------


            ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
            --------------------------------------------------------


         The information required by this Item relating to the Company's executive officers is included on page 9 hereof under "EXECUTIVE OFFICERS OF ALLEN" and is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT -- Employment, Termination of Employment and Change of Control Arrangements" on pages 16 to 18 of the Registrant's definitive proxy statement dated March 17, 1994 filed with the Securities and Exchange
Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.
The other information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS -- Information Regarding Nominees" on pages 1 to 3 of the Registrant's definitive proxy statement dated March 17, 1994 filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.




                        ITEM 11 - EXECUTIVE COMPENSATION
                        --------------------------------


         The information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS -- Compensation Committee Interlocks and Insider Participation" on page 4, to "ELECTION OF DIRECTORS -- Compensation of Directors" on pages 4 to 6 and to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT -- Transactions with Executive Officers and Directors" on page 20 of the Registrant's definitive proxy statement dated March 17, 1994 filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.



    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------


         The information required by this Item is incorporated herein by reference to "STOCK OWNERSHIP" on pages 21 to 23 of the Registrant's definitive proxy statement dated March 17, 1994 filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.



            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------


         The information required by this Item is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT -- Transactions with Executive Officers and Directors" on page 20, and to "STOCK OWNERSHIP -- Principal Stockholders" on page 21 of the Registrant's definitive proxy statement dated March 17, 1994 filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                                    PART IV
                                    -------


   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   --------------------------------------------------------------------------

(a)(1)     FINANCIAL STATEMENTS OF THE REGISTRANT
           --------------------------------------

    The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 16, 1994, are incorporated herein by reference to pages 13 to 29 of the Registrant's 1993 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

           Consolidated Statements of Income for the Years Ended December 31, 1993, 1992 and 1991

           Consolidated Balance Sheets at December 31, 1993 and 1992

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1993, 1992 and 1991

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

   (2)     FINANCIAL STATEMENT SCHEDULES
           -----------------------------

    The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14(a)(1) above:

           FINANCIAL STATEMENT SCHEDULES OF THE REGISTRANT
           -----------------------------------------------

           Report of Independent Accountants on page 13 of this Report relating to the financial statement schedules

           Schedule VIII - Valuation and Qualifying Accounts and Reserves, on page 14 of this Report

           Schedule X - Supplementary Income Statement Information, of page 15 of this Report

    Schedules other than that listed above are omitted because they are not required or are not applicable, or because the information is furnished elsewhere in the financial statements or the notes thereto.

   (3)    EXHIBITS*
           --------

    The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index on pages 18 to 23 hereof.

(b) REPORTS ON FORM 8-K
    -------------------

           None.

______________

*A copy of any of the Exhibits to this Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------




To the Board of Directors and Stockholders of The Allen Group Inc.:




    Our report on the consolidated financial statements of The Allen Group Inc. has been incorporated by reference in this Annual Report on Form 10-K from page 29 of the 1993 Annual Report to Stockholders of The Allen Group Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index on page 12 of this Form 10-K Annual Report.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                          /s/ Coopers & Lybrand

                                                          COOPERS & LYBRAND





Cleveland, Ohio
February 16, 1994

                                                      THE ALLEN GROUP INC.
                                                      --------------------
                                 SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 --------------------------------------------------------------
                                          FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                          -------------------------------------------
                                                     (AMOUNTS IN THOUSANDS)
                                                     ----------------------


           Column A                         Column B                    Column C            Column D           Column E
- -------------------------------            ---------              --------------------     ----------          --------
                                                                        Additions
                                            Balance               --------------------                         Balance
                                              at                  Charged to   Charged     Deductions           at End
                                           Beginning              Costs and   to Other        from                of
           Description                     of Period               Expenses   Accounts      Reserves            Period
- -------------------------------            ---------              ----------  --------     ----------          --------
Allowance for doubtful accounts:
   1993                                     $ 3,543                    719         -        2,992(1)(2)        $ 1,270
                                            =======                =======    ======       ======              =======
   1992                                     $ 1,470                  2,416         -          343(1)           $ 3,543
                                            =======                =======    ======       ======              =======
   1991                                     $ 2,111                    465         -        1,106(1)(2)        $ 1,470
                                            =======                =======    ======       ======              =======

Allowance for credit losses on
   lease receivables:
   1993                                     $ 2,221                    870         -        3,091(1)(2)        $     -
                                            =======                =======    ======       ======              =======
   1992                                     $ 1,894                  2,100         -        1,773              $ 2,221
                                            =======                =======    ======       ======              =======
   1991                                     $ 1,662                  1,780         -        1,548              $ 1,894
                                            =======                =======    ======       ======              =======

Reserves for losses on lease
   receivables sold:
   1993                                     $ 2,232                      -         -        2,232(2)           $     -
                                            =======                =======    ======       ======              =======
   1992                                     $ 2,592                    808         -        1,168              $ 2,232
                                            =======                =======    ======       ======              =======
   1991                                     $ 3,359                    532         -        1,299              $ 2,592
                                            =======                =======    ======       ======              =======

Reserve for loss on unliquidated
   assets of discontinued
   European operations:
   1993                                     $ 1,846                      -         -        1,239(3)           $   607
                                            =======                =======    ======       ======              =======
   1992                                     $ 3,037                      -         -        1,191(3)           $ 1,846
                                            =======                =======    ======       ======              =======
   1991                                     $ 3,055                    913         -          931(3)           $ 3,037
                                            =======                =======    ======       ======              =======

Reserve for restructuring/
   relocation costs:
   1993                                     $ 1,282                      -         -          672(4)           $   610
                                            =======                =======    ======       ======              =======
   1992                                     $ 1,800                    250         -          768(4)           $ 1,282
                                            =======                =======    ======       ======              =======

(1)    Represents the write-off of uncollectible accounts, less recoveries.
(2) Includes the elimination of related balances for its Allen Testproducts division and leasing subsidiary sold in 1993 and its automated manufacturing equipment operations sold in 1991.
(3) Includes write-off of uncollectible accounts and net transaction adjustments.
(4)    Write-off of restructuring costs against reserve.


                                                      THE ALLEN GROUP INC.
                                                      --------------------
                                    SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                    -------------------------------------------------------
                                          FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                          -------------------------------------------
                                                     (AMOUNTS IN THOUSANDS)
                                                     ----------------------

           Column A                                                         Column B
- -------------------------------                               --------------------------------------
                                                                   Charged To Costs and Expenses
            Item                                              1993             1992           1991
- -------------------------------                               ----             ----           ----
Maintenance and repairs                                       2,904            2,199          1,394

Taxes, other than payroll and
   income taxes                                               1,769            2,106          1,815

Royalties                                                     3,460            2,476          1,958

Advertising costs                                             3,642            2,242          1,412

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE ALLEN GROUP INC.
                                              --------------------
                                                  (Registrant)



                                              By  /s/ Robert A. Youdelman
                                                  ----------------------------
                                                  Robert A. Youdelman
                                                  Senior Vice President-Finance


Date:   March 30, 1994
      -------------------


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ Robert G. Paul                                       March 30, 1994
   --------------------------------------------
   Robert G. Paul, President, Chief Executive
   Officer and Director
   (Principal Executive Officer)


   /s/ Robert A. Youdelman                                  March 30, 1994
   --------------------------------------------
   Robert A. Youdelman, Senior Vice President-
   Finance (Principal Financial Officer)


   /s/ James L. LePorte                                     March 30, 1994
   --------------------------------------------
   James L. LePorte, Vice President and
   Controller (Principal Accounting Officer)


   /s/ Wade A. Allen                                        March 30, 1994
   --------------------------------------------
   Wade W. Allen, Director


                                                            March   , 1994
   --------------------------------------------
   George A. Chandler, Director


   /s/ Philip Wm. Colburn                                   March 30, 1994
   --------------------------------------------
   Philip Wm. Colburn, Chairman of the Board
   and Director


   /s/ Jill K. Conway                                       March 30, 1994
   --------------------------------------------
   Jill K. Conway, Director


   /s/ Albert H. Gordon                                     March 30, 1994
   --------------------------------------------
   Albert H. Gordon, Director

    /s/ William O. Hunt                                      March 30, 1994
   ------------------------------------------
   William O. Hunt, Director



    /s/ J. Chisholm Lyons                                    March 30, 1994
   ------------------------------------------
   J. Chisholm Lyons, Director


    /s/ Charles W. Robinson                                  March 30, 1994
   ------------------------------------------
   Charles W. Robinson, Director


    /s/ Richard S. Vokey                                     March 30, 1994
   ------------------------------------------
   Richard S. Vokey, Director


    /s/ William M. Weaver, Jr.                               March 30, 1994
   ------------------------------------------
   William M. Weaver, Jr., Director

                                 EXHIBIT INDEX
                                 -------------
EXHIBIT NUMBERS                                                        PAGES
- ---------------                                                        -----

 (3)     Certificate of Incorporation and By Laws -

         (a)      Restated Certificate of Incorporation (filed as
                  Exhibit Number 3(a) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December
                  31, 1984 (Commission file number 1-6016) and
                  incorporated herein by reference)...............        -

         (b)      Certificate of Designations, Powers, Preferences
                  and Rights of the $1.75 Convertible Exchangeable Preferred Stock, Series A (filed as Exhibit Number
                  3(b) to Registrant's Form 10-K Annual Report for
                  the fiscal year ended December 31, 1986
                  (Commission file number 1-6016) and incorporated
                  herein by reference) ...........................        -

         (c)      Certificate of Amendment of Restated Certificate
                  of Incorporation (filed as Exhibit Number 3(c) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number
                  1-6016) and incorporated herein by reference) ..        -

         (d)      Certificate of Designations, Powers, Preferences
                  and Rights of the Variable Rate Preferred Stock,
                  Series A (filed as Exhibit Number 3(d) to
                  Registrant's Form 10-K Annual Report for the fiscal
                  year ended December 31, 1987 (Commission file number
                  1-6016) and incorporated herein by reference) ..        -

         (e)      Certificate of Designation, Preferences and Rights
                  of Series B Junior Participating Preferred Stock
                  (filed as Exhibit Number 3(e) to Registrant's
                  Form 10-K Annual Report for the fiscal year
                  ended December 31, 1987 (Commission file number
                  1-6016) and incorporated herein by reference) ..        -

         (f)      Certificate Eliminating Variable Rate Preferred
                  Stock, Series A (filed as Exhibit Number 3(f) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1989 (Commission file
                  number 1-6016) and incorporated herein by
                  reference) .....................................        -

         (g)      Certificate of Amendment of Restated Certificate
                  of Incorporation................................        24

         (h)      Certificate Eliminating $1.75 Convertible
                  Exchangeable Preferred Stock, Series A..........        26

         (i)      By-Laws, as amended through September 10, 1992 (filed
                  as Exhibit Number 3(g) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31,
                  1992 (Commission file number 1-6016) and incorporated
                  herein by reference)............................        -

 (4)     Instruments defining the rights of security holders -

         (a)      Rights Agreement, dated as of January 7, 1988,
                  between the Registrant and Manufacturers Hanover
                  Trust Company (filed as Exhibit Number 4 to
                  Registrant's Form 8-K Current Report dated
                  January 7, 1988 (Commission file number 1-6016)
                  and incorporated herein by reference) ..........        -

   (b)      Credit Agreement, dated as of February 17, 1994,
            among the Registrant, the Banks signatory thereto,
            and Bank of Montreal, as agent...........................    29

            Additional information concerning Registrant's long-term debt is set forth in Note 2 of the Notes to Consolidated Financial Statements on pages 18 to 19 of Registrant's 1993 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report. Other than the Credit Agreement referred to above, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange Commission upon request.

(10) Material contracts (All of the exhibits listed as material contracts hereunder are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c) of this Report.) -

   (a)      The Allen Group Inc. 1970 Non-Qualified Stock Option Plan,
            as amended April 25, 1978, June 23, 1981 and February 19,
            1985 (revised) (filed as Exhibit Number 10(a) to
            Registrant's Form 10-K Annual Report for the
            fiscal year ended December 31, 1985 (Commission
            file number 1-6016) and incorporated herein by
            reference)...............................................    -

   (b)      Amendment, dated November 3, 1987, to 1970
            Non-Qualified Stock Option Plan (filed as Exhibit
            Number 10(b) to Registrant's Form 10-K Annual Report
            for the fiscal year ended December 31, 1987 (Commis-
            sion file number 1-6016) and incorporated herein by
            reference) ..............................................    -

   (c)      The Allen Group Inc. 1982 Stock Plan, as amended
            through November 3, 1987 (filed as Exhibit Number 10(c)
            to Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1987 (Commission file number
            1-6016) and incorporated herein by reference)............    -

   (d)      Amendment, dated as of December 4, 1990, to 1982 Stock
            Plan, as amended (filed as Exhibit No. 10(d) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1990 (Commission file number
            1-6016) and incorporated herein by reference) ..........     -

   (e)      Form of Restricted Stock Agreement pursuant to 1982
            Stock Plan, as amended (filed as Exhibit No. 10(e) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1990 (Commission file number
            1-6016) and incorporated herein by reference) ..........     -

   (f)      The Allen Group Inc. 1992 Stock Plan (filed as Exhibit
            No. 10(f) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file
            number 1-6016) and incorporated herein by reference).....    -

       (g)      Form of Restricted Stock Agreement pursuant to 1992
                Stock Plan (Salary Increase Deferral), dated
                November 30, 1993, entered into by the Registrant
                with certain executive officers, officers and
                division presidents......................................    111

       (h)      Form of Restricted Stock Agreement pursuant to 1992
                Stock Plan (Salary Increase Deferral), dated
                April 28, 1992, entered into by the Registrant with
                certain executive officers, officers and division
                presidents (filed as Exhibit No. 10(g) to Registrant's
                Form 10-K Annual Report for the fiscal year ended
                December 31, 1992 (Commission file
                number 1-6016) and incorporated herein by
                reference)................................................   -

       (i)      Form of Non-Qualified Option to Purchase Stock
                granted to certain directors of the Registrant
                on September 12, 1989 (filed as Exhibit Number
                10(e) to Registrant's Form 10-K Annual Report
                for the fiscal year ended December 31, 1989
                (Commission file number 1-6016) and incorporated
                herein by reference) ...................................     -

       (j)      The Allen Group Inc. 1994 Non-Employee Directors
                Stock Option Plan (filed as Exhibit A to Registrant's
                Proxy Statement dated March 17, 1994 (Commission file
                number 1-6016) and incorporated herein by reference)......   119

       (k)      The Allen Group Inc. Amended and Restated Key
                Management Deferred Bonus Plan (incorporating
                all amendments through February 27, 1992) (filed as
                Exhibit No. 10(i) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1992
                (Commission file number 1-6016) and incorporated
                herein by reference).....................................    -

       (l)      Form of Restricted Stock Agreement pursuant to
                1992 Stock Plan and Key Management Deferred
                Bonus Plan (filed as Exhibit No. 10(j) to Registrant's
                Form 10-K Annual Report for the fiscal year ended
                December 31, 1992 (Commission file number 1-6016)
                and incorporated herein by reference)....................    -

       (m)      Form of Severance Agreement, dated as of November
                3, 1987, entered into by the Registrant with
                certain executive officers, officers and division
                presidents (filed as Exhibit Number 10(g) to
                Registrant's Form 10-K Annual Report for the
                fiscal year ended December 31, 1987 (Commission
                file number 1-6016) and incorporated herein by
                reference) .............................................     -

       (n)      Form of Amendment, dated December 5, 1989, to
                Severance Agreement entered into by the Registrant
                with certain executive officers, officers and division presidents (filed as Exhibit Number 10(j) to
                Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1989 (Commission file number
                1-6016) and incorporated herein by reference) ..........     -

       (o)      Key Employee Severance Policy adopted by the
                Registrant on November 3, 1987 (filed as Exhibit
                Number 10(h) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1987
                (Commission file number 6-6016) and incorporated
                herein by reference) ...................................     -

      (p)       Amendment, dated May 14, 1991, to Key Employee
                Severance Policy adopted by the Registrant on
                November 3, 1987 (filed as Exhibit No. 10(n) to
                Registrant's Form 10-K Annual Report for the
                fiscal year ended December 31, 1992 (Commission
                file number 1-6016) and incorporated herein by
                reference).............................................     -

      (q)       Employment Agreement, dated June 28, 1988, between
                the Registrant and Philip Wm. Colburn (filed as
                Exhibit Number 10(m) to Registrant's Form 10-K
                Annual Report for the fiscal year ended December 31,
                1988 (Commission file number 1-6016) and incorporated
                herein by reference) ...................................     -

      (r) Amendment, dated as of February 27, 1992, of Employment Agreement, dated June 28, 1988, between the Registrant and Philip Wm. Colburn (filed as Exhibit No. 10(p) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number
                1-6016) and incorporated herein by reference)............    -

      (s)       Amendment, dated as of February 26, 1991, of
                Employment Agreement, dated June 28, 1988, between
                the Registrant and Philip Wm. Colburn (filed as
                Exhibit Number 10(n) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1990
                (Commission file number 1-6016) and incorporated herein
                by reference) ..........................................     -

      (t)       Amended and Restated Post Employment Consulting
                Agreement, dated as of December 20, 1990, between
                the Registrant and Philip Wm. Colburn (filed as
                Exhibit Number 10(o) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1990
                (Commission file number 1-6016) and incorporated herein
                by reference) ..........................................     -

      (u)       Amended and Restated Supplemental Pension Benefit
                Agreement, dated as of December 20, 1990, between
                the Registrant and Philip Wm. Colburn (filed as
                Exhibit Number 10(p) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1990
                (Commission file number 1-6016) and incorporated herein
                by reference) ..........................................     -

      (v)       Insured Supplemental Retirement Benefit Agreement,
                dated as of September 4, 1985, between the Registrant
                and Philip Wm. Colburn (filed as Exhibit Number 10(l)
                to Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1987 (Commission file number
                1-6016) and incorporated herein by reference) ..........     -

      (w)       Split Dollar Insurance Agreement, dated as of July 1,
                1991, between the Registrant and Philip Wm. Colburn
                (filed as Exhibit No. 10(u) to Registrant's Form 10-K
                Annual Report for the fiscal year ended December 31,
                1992 (Commission file number 1-6016) and incorporated
                herein by reference......................................    -

      (x)       Supplemental Pension Benefit Agreement, dated
                as of December 6, 1983, between the Registrant and
                J. Chisholm Lyons (filed as Exhibit Number 10(r) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1983 (Commission file
                number 1-6016) and incorporated herein by reference) ...     -

       (y)      Amendment, dated as of December 20, 1990, of
                Supplemental Pension Benefit Agreement, dated as of
                December 6, 1983, between the Registrant and
                J. Chisholm Lyons (filed as Exhibit Number 10(s)
                to Registrant's Form 10-K Annual Report for the
                fiscal year ended December 31, 1990 (Commission file
                number 1-6016) and incorporated herein by reference) ...     -

       (z)      Post Employment Consulting Agreement, dated as of
                September 12, 1989, between the Registrant and
                J. Chisholm Lyons (filed as Exhibit Number 10(s) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1989 (Commission file number
                1-6016) and incorporated herein by reference) ..........     -

       (aa)     Amendment, dated as of December 20, 1990, of
                Post Employment Consulting Agreement, dated as of
                September 12, 1989, between the Registrant and
                J. Chisholm Lyons (filed as Exhibit No. 10(u) to
                Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1990 (Commission file number
                1-6016) and incorporated herein by reference) ..........     -

       (bb)     Employment Agreement, dated June 25, 1991, between
                the Registrant and Robert G. Paul (filed as Exhibit
                Number 10(x) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1991
                (Commission file number 1-6016) and incorporated
                herein by reference).....................................    -

       (cc)     Supplemental Pension Benefit Agreement, dated as of
                June 25, 1991, between the Registrant and Robert
                G. Paul (filed as Exhibit Number 10(y) to Registrant's
                Form 10-K Annual Report for the fiscal year ended
                December 31, 1991 (Commission file number 1-6016)
                and incorporated herein by reference)....................    -

       (dd)     Form of Split Dollar Insurance Agreement, dated as of
                November 1, 1991, entered into by the Registrant with
                certain executive officers, officers and division
                presidents (filed as Exhibit No. 10(bb) to Registrant's
                Form 10-K Annual Report for the fiscal year ended
                December 31, 1992 (Commission file number 1-6016) and
                incorporated herein by reference.........................    -

       (ee)     Form of Supplemental Pension Benefit Agreement, dated
                as of February 27, 1992, entered into by the Registrant
                with certain executive officers, officers and division presidents (filed as Exhibit No. 10(cc) to Registrant's
                Form 10-K Annual Report for the fiscal year ended
                December 31, 1992 (Commission file number 1-6016) and
                incorporated herein by reference.........................    -

(11)            Statement re Computation of Earnings (Loss) Per
                Common Share ...........................................     123

(13)            1993 Annual Report to Stockholders* ....................     124

(21)            Subsidiaries of the Registrant .........................     164

(23)            Consent of Independent Accountants .....................     166


___________________________

* Furnished for the information of the Securities and Exchange Commission and not to be deemed "filed" as part of this Report except for the Consolidated Financial Statements of the Registrant and the Accountants' Report on pages 11 to 29 of said Annual Report to Stockholders and the other information incorporated by reference in Items 1 and 3 of Part I hereof and Items 5 to 8 of Part II hereof.




A copy of any of these Exhibits will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.