Form 10-K/A
period 1993-12-31
ALLEN GROUP INC
filed 1994-04-29
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ___________________

                                  FORM 10-K/A


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                  to

                     Commission file number     1-6016


                           THE ALLEN GROUP INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                        38-0290950
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


25101 Chagrin Boulevard, Beachwood, Ohio                      44122
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code        (216) 765-5818


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    THE ALLEN GROUP INC.
                                                      (Registrant)





Dated: April 28, 1994                     By:   _______________________________
                                                McDara P. Folan, III
                                                General Counsel and Secretary



                              Page 1 of    pages.
                     Exhibit Index is located on page 6.





  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)  Financial Statements of the Registrant

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

        Report of Independent Accountants

   (2)  Financial Statement Schedules

   The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14(a)(1) above:

        Financial Statement Schedules of the Registrant

        Report of Independent Accountants on page 3 of this Report relating to the financial statement schedules

        Schedule VIII - Valuation and Qualifying Accounts and Reserves, on page 4 of this Report

        Schedule X - Supplementary Income Statement Information, on page 5 of this Report

   Schedules other than that listed above are omitted because they are not required or are not applicable, or because the information is furnished elsewhere in the financial statements or the notes thereto.

   (3)  Exhibits*

   The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index on pages 6 to 11 hereof.


(b)     Reports on Form 8-K

        None.



* A copy of any of the Exhibits to this Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.



                                      -2-









                       REPORT OF INDEPENDENT ACCOUNTANTS





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

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







                                                      COOPERS & LYBRAND










Cleveland, Ohio
February 16, 1994














                                      -3-



                                            THE ALLEN GROUP INC.
                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND
                   RESERVES FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                           (Amounts in Thousands)

           Column A                       Column B             Column C                Column D        Column E
                                          Balance              Additions                               Balance
                                            at           Charged to   Charged         Deductions        at End
                                         Beginning       Costs and   to Other            from             of
           Description                   of Period        Expenses   Accounts          Reserves         Period

Allowance for doubtful accounts:
   1993                                   $ 3,543             719             -         2,992(1)(2)    $ 1,270
   1992                                   $ 1,470           2,416             -           343(1)       $ 3,543
   1991                                   $ 2,111             465             -         1,106(1)(2)    $ 1,470

Allowance for credit losses on
   lease receivables:
   1993                                   $ 2,221             870             -         3,091(1)(2)    $     -
   1992                                   $ 1,894           2,100             -         1,773          $ 2,221
   1991                                   $ 1,662           1,780             -         1,548          $ 1,894

Reserves for losses on lease
   receivables sold:
   1993                                   $ 2,232               -             -         2,232(2)       $     -
   1992                                   $ 2,592             808             -         1,168          $ 2,232
   1991                                   $ 3,359             532             -         1,299          $ 2,592

Reserve for loss on unliquidated
   assets of discontinued
   European operations:
   1993                                   $ 1,846               -             -         1,239(3)       $   607
   1992                                   $ 3,037               -             -         1,191(3)       $ 1,846
   1991                                   $ 3,055             913             -           931(3)       $ 3,037

Reserve for restructuring/
   relocation costs:
   1993                                   $ 1,282               -             -           672(4)       $   610
   1992                                   $ 1,800             250             -           768(4)       $ 1,282


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




                                                THE ALLEN GROUP INC.
                                SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                      FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                                (Amounts in Thousands)



           Column A                                             Column B
                                                       Charged To Costs and Expenses
            Item                                  1993                1992                1991


Maintenance and repairs                           2,904               2,199               1,394

Taxes, other than payroll and
   income taxes                                   1,769               2,106               1,815

Royalties                                         3,460               2,476               1,958

Advertising costs                                 3,642               2,242               1,412















                                      EXHIBIT INDEX

Exhibit Numbers                                                       Pages


   (3) Certificate of Incorporation and By Laws -

       (a)  Restated Certificate of Incorporation (filed as
            Exhibit Number 3(a) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December
            31, 1984 (Commission file number 1-6016) and
            incorporated herein by reference)........................    -

       (b)  Certificate of Designations, Powers, Preferences
            and Rights of the $1.75 Convertible Exchangeable
            Preferred Stock, Series A (filed as Exhibit Number
            3(b) to Registrant's Form 10-K Annual Report for
            the fiscal year ended December 31, 1986
            (Commission file number 1-6016) and incorporated
            herein by reference) ....................................    -

       (c)  Certificate of Amendment of Restated Certificate
            of Incorporation (filed as Exhibit Number 3(c) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1987 (Commission file number
            1-6016) and incorporated herein by reference) ...........    -

       (d)  Certificate of Designations, Powers, Preferences
            and Rights of the Variable Rate Preferred Stock,
            Series A (filed as Exhibit Number 3(d) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1987 (Commission file number
            1-6016) and incorporated herein by reference) ...........    -

       (e)  Certificate of Designation, Preferences and Rights
            of Series B Junior Participating Preferred Stock
            (filed as Exhibit Number 3(e) to Registrant's
            Form 10-K Annual Report for the fiscal year
            ended December 31, 1987 (Commission file number
            1-6016) and incorporated herein by reference) ...........    -

       (f)  Certificate Eliminating Variable Rate Preferred
            Stock, Series A (filed as Exhibit Number 3(f) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1989 (Commission file
            number 1-6016) and incorporated herein by
            reference) ..............................................    -

       (g)  Certificate of Amendment of Restated Certificate
            of Incorporation.........................................    *

       (h)  Certificate Eliminating $1.75 Convertible Exchangeable
            Preferred Stock, Series A................................    *

       (i)  By-Laws, as amended through September 10, 1992 (filed as Exhibit Number 3(g) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein
            by reference).............................................   -

   _______________________

   *   Previously filed on March 31, 1994.

   (4) Instruments defining the rights of security holders -

       (a)  Rights Agreement, dated as of January 7, 1988,
            between the Registrant and Manufacturers Hanover
            Trust Company (filed as Exhibit Number 4 to
            Registrant's Form 8-K Current Report dated
            January 7, 1988 (Commission file number 1-6016)
            and incorporated herein by reference) ...................    -

       (b)  Credit Agreement, dated as of February 17, 1994,
            among the Registrant, the Banks signatory thereto,
            and Bank of Montreal, as agent...........................    *

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

       (a)  The Allen Group Inc. 1970 Non-Qualified Stock Option Plan,
            as amended April 25, 1978, June 23, 1981 and February 19,
            1985 (revised) (filed as Exhibit Number 10(a) to
            Registrant's Form 10-K Annual Report for the
            fiscal year ended December 31, 1985 (Commission
            file number 1-6016) and incorporated herein by
            reference)...............................................    -

       (b)  Amendment, dated November 3, 1987, to 1970
            Non-Qualified Stock Option Plan (filed as Exhibit
            Number 10(b) to Registrant's Form 10-K Annual Report
            for the fiscal year ended December 31, 1987 (Commis-
            sion file number 1-6016) and incorporated herein by
            reference) ..............................................    -

       (c)  The Allen Group Inc. 1982 Stock Plan, as amended
            through November 3, 1987 (filed as Exhibit Number 10(c)
            to Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1987 (Commission file number
            1-6016) and incorporated herein by reference)............    -

       (d)  Amendment, dated as of December 4, 1990, to 1982 Stock
            Plan, as amended (filed as Exhibit No. 10(d) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1990 (Commission file number
            1-6016) and incorporated herein by reference) ..........     -
   _______________________

   *   Previously filed on March 31, 1994.

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

       (g)  Form of Restricted Stock Agreement pursuant to 1992
            Stock Plan (Salary Increase Deferral), dated
            November 30, 1993, entered into by the Registrant
            with certain executive officers, officers and
            division presidents......................................    *

       (h)  Form of Restricted Stock Agreement pursuant to 1992
            Stock Plan (Salary Increase Deferral), dated
            April 28, 1992, entered into by the Registrant with
            certain executive officers, officers and division
            presidents (filed as Exhibit No. 10(g) to Registrant's
            Form 10-K Annual Report for the fiscal year ended
            December 31, 1992 (Commission file number 1-6016) and
            incorporated herein by reference).........................   -

       (i)  Form of Non-Qualified Option to Purchase Stock
            granted to certain directors of the Registrant
            on September 12, 1989 (filed as Exhibit Number
            10(e) to Registrant's Form 10-K Annual Report
            for the fiscal year ended December 31, 1989
            (Commission file number 1-6016) and incorporated
            herein by reference) ...................................     -

       (j)  The Allen Group Inc. 1994 Non-Employee Directors
            Stock Option Plan (filed as Exhibit A to Registrant's
            Proxy Statement dated March 17, 1994 (Commission file
            number 1-6016) and incorporated herein by reference)......   -

       (k)  The Allen Group Inc. Amended and Restated Key
            Management Deferred Bonus Plan (incorporating
            all amendments through February 27, 1992) (filed as
            Exhibit No. 10(i) to Registrant's Form 10-K Annual
            Report for the fiscal year ended December 31, 1992
            (Commission file number 1-6016) and incorporated
            herein by reference).....................................    -
       (l)  Form of Restricted Stock Agreement pursuant to
            1992 Stock Plan and Key Management Deferred
            Bonus Plan (filed as Exhibit No. 10(j) to Registrant's
            Form 10-K Annual Report for the fiscal year ended
            December 31, 1992 (Commission file number 1-6016)
            and incorporated herein by reference)....................    -

       (m)  Form of Severance Agreement, dated as of November
            3, 1987, entered into by the Registrant with
            certain executive officers, officers and division
            presidents (filed as Exhibit Number 10(g) to
            Registrant's Form 10-K Annual Report for the
            fiscal year ended December 31, 1987 (Commission
            file number 1-6016) and incorporated herein by
            reference) .............................................     -
   _______________________

   *   Previously filed on March 31, 1994.

       (n)  Form of Amendment, dated December 5, 1989, to
            Severance Agreement entered into by the Registrant
            with certain executive officers, officers and division presidents (filed as Exhibit Number 10(j) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1989 (Commission file number
            1-6016) and incorporated herein by reference) ..........     -

       (o)  Key Employee Severance Policy adopted by the
            Registrant on November 3, 1987 (filed as Exhibit
            Number 10(h) to Registrant's Form 10-K Annual
            Report for the fiscal year ended December 31, 1987
            (Commission file number 6-6016) and incorporated
            herein by reference) ...................................     -

       (p)  Amendment, dated May 14, 1991, to Key Employee
            Severance Policy adopted by the Registrant on
            November 3, 1987 (filed as Exhibit No. 10(n) to
            Registrant's Form 10-K Annual Report for the
            fiscal year ended December 31, 1992 (Commission
            file number 1-6016) and incorporated herein by
            reference)...............................................    -

       (q)  Employment Agreement, dated June 28, 1988, between
            the Registrant and Philip Wm. Colburn (filed as
            Exhibit Number 10(m) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December 31,
            1988 (Commission file number 1-6016) and incorporated
            herein by reference) ...................................     -

       (r) Amendment, dated as of February 27, 1992, of Employment Agreement, dated June 28, 1988, between the Registrant and Philip Wm. Colburn (filed as Exhibit No. 10(p) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1992 (Commission file number
            1-6016) and incorporated herein by reference)............    -

       (s)  Amendment, dated as of February 26, 1991, of
            Employment Agreement, dated June 28, 1988, between
            the Registrant and Philip Wm. Colburn (filed as
            Exhibit Number 10(n) to Registrant's Form 10-K Annual
            Report for the fiscal year ended December 31, 1990
            (Commission file number 1-6016) and incorporated herein
            by reference) ..........................................     -

       (t)  Amended and Restated Post Employment Consulting
            Agreement, dated as of December 20, 1990, between
            the Registrant and Philip Wm. Colburn (filed as
            Exhibit Number 10(o) to Registrant's Form 10-K Annual
            Report for the fiscal year ended December 31, 1990
            (Commission file number 1-6016) and incorporated herein
            by reference) ..........................................     -

       (u)  Amended and Restated Supplemental Pension Benefit
            Agreement, dated as of December 20, 1990, between
            the Registrant and Philip Wm. Colburn (filed as
            Exhibit Number 10(p) to Registrant's Form 10-K Annual
            Report for the fiscal year ended December 31, 1990
            (Commission file number 1-6016) and incorporated herein
            by reference) ..........................................     -

       (v)  Insured Supplemental Retirement Benefit Agreement,
            dated as of September 4, 1985, between the Registrant
            and Philip Wm. Colburn (filed as Exhibit Number 10(l)
            to Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1987 (Commission file number
            1-6016) and incorporated herein by reference) ..........     -

       (w)  Split Dollar Insurance Agreement, dated as of July 1,
            1991, between the Registrant and Philip Wm. Colburn
            (filed as Exhibit No. 10(u) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December 31,
            1992 (Commission file number 1-6016) and incorporated
            herein by reference......................................    -

       (x)  Supplemental Pension Benefit Agreement, dated
            as of December 6, 1983, between the Registrant and
            J. Chisholm Lyons (filed as Exhibit Number 10(r) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1983 (Commission file
            number 1-6016) and incorporated herein by reference) ...     -

       (y)  Amendment, dated as of December 20, 1990, of
            Supplemental Pension Benefit Agreement, dated as of
            December 6, 1983, between the Registrant and
            J. Chisholm Lyons (filed as Exhibit Number 10(s)
            to Registrant's Form 10-K Annual Report for the
            fiscal year ended December 31, 1990 (Commission file
            number 1-6016) and incorporated herein by reference) ...     -

       (z)  Post Employment Consulting Agreement, dated as of
            September 12, 1989, between the Registrant and
            J. Chisholm Lyons (filed as Exhibit Number 10(s) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1989 (Commission file number
            1-6016) and incorporated herein by reference) ..........     -

       (aa) Amendment, dated as of December 20, 1990, of
            Post Employment Consulting Agreement, dated as of
            September 12, 1989, between the Registrant and
            J. Chisholm Lyons (filed as Exhibit No. 10(u) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1990 (Commission file number
            1-6016) and incorporated herein by reference) ..........     -

     (bb)   Employment Agreement, dated June 25, 1991, between
            the Registrant and Robert G. Paul (filed as Exhibit
            Number 10(x) to Registrant's Form 10-K Annual
            Report for the fiscal year ended December 31, 1991
            (Commission file number 1-6016) and incorporated
            herein by reference).....................................    -

      (cc)  Supplemental Pension Benefit Agreement, dated as of
            June 25, 1991, between the Registrant and Robert
            G. Paul (filed as Exhibit Number 10(y) to Registrant's
            Form 10-K Annual Report for the fiscal year ended
            December 31, 1991 (Commission file number 1-6016)
            and incorporated herein by reference)....................    -

      (dd)  Form of Split Dollar Insurance Agreement, dated as of
            November 1, 1991, entered into by the Registrant with
            certain executive officers, officers and division
            presidents (filed as Exhibit No. 10(bb) to Registrant's
            Form 10-K Annual Report for the fiscal year ended
            December 31, 1992 (Commission file number 1-6016) and
            incorporated herein by reference.........................    -

      (ee)  Form of Supplemental Pension Benefit Agreement, dated as of February 27, 1992, entered into by the Registrant
            with certain executive officers, officers and division presidents (filed as Exhibit No. 10(cc) to Registrant's
            Form 10-K Annual Report for the fiscal year ended
            December 31, 1992 (Commission file number 1-6016) and
            incorporated herein by reference.........................    -

   (11)     Statement re Computation of Earnings (Loss) Per
            Common Share ...........................................     *

   (13)     1993 Annual Report to Stockholders**....................     *

   (21)     Subsidiaries of the Registrant .........................     *

   (23)     Consent of Independent Accountants .....................     12

   (99)     (a) Annual Report on Form 11-K of The Allen Group Inc.
                Employee Stock Savings Plan for the fiscal year
                ended December 31, 1992...  .......................      14

            (b) Annual Report on Form 11-K of The Allen Group Inc.
                Employee Before-Tax Savings Plan for the fiscal
                year ended December 31, 1992.......................      24

   ________________________

   *   Previously filed on March 31, 1994.

   **  Furnished for the information of the Securities and Exchange
							Commission and not to be deemed "filed" as part of this Report except for
						 the Consolidated Financial Statements of the Registrant and the
	      Accountants' Report on pages 11 to 29 of said Annual Report to
							Stockholders and the other information incorporated by reference in
							Items 1 and 3 of Part I hereof and Items 5 to 8 of Part II

                                                                Exhibit 23





                           CONSENT OF INDEPENDENT ACCOUNTANTS



   We consent to the incorporation by reference in the Registration Statement on Form S-3 (File No. 33-48545) and on the Registration Statements on Form S-8 (File Nos. 33-52420, 33-8658 and 2-99919) and the related Prospectuses of
The Allen Group Inc. of (a) our report dated February 16, 1994 on our audits of the consolidated financial statements of The Allen Group Inc. as of December 31, 1993 and 1992 and for the years ended December 31, 1993,
1992 and 1991, which report has been incorporated by reference Report on Form 10-K from the 1993 Annual Report to Stockholders of The Allen Group Inc.
(a copy of which is filed as Exhibit 13 to this Report) and appears on page
29 therein, and (b) our report dated February 16, 1994 on our audits of the financial statement schedules for the years ended December 31, 1993, 1992 and 1991 of The Allen Group Inc., which report appears on page 13 in this Annual Report on Form 10-K. We also consent to the references to our firm in the above mentioned Prospectuses under the caption "EXPERTS".





                                                  COOPERS & LYBRAND





Cleveland, Ohio
March 28, 1994

     We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-8658) and the related Prospectus of The Allen Group Inc. of our report dated April 18, 1994 on our audits of the financial statements of The Allen Group Inc. Employee Stock Savings Plan as of
December 31, 1993 and 1992 and for the years ended December 31, 1993, 1991 and 1991, which report is included in the Annual Report on Form 11-K of The Allen Group Inc. Employee Stock Savings Plan, a copy of which is filed as Exhibit Number 99(a) to this Annual Report on Form 10-K.





                                         COOPERS & LYBRAND




Cleveland, Ohio
April 28, 1994







     We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 2-99919) and the related Prospectus of The Allen Group Inc. of our report dated April 18, 1994 on our audits of the financial statements of The Allen Group Inc. Employee Before-Tax Savings Plan as of December 31, 1993 and 1992 and for the years ended December 31, 1993,
1992 and 1991, which report is included in the Annual Report on 11-K of The Allen Group Inc. Employee Before-Tax Savings Plan, a copy of which is filed as Exhibit Number 99(b) to this Annual Report on Form 10-K.






                                         COOPERS & LYBRAND




Cleveland, Ohio
April 28, 1994