Form 10-Q
period 1994-03-31
ALLEN GROUP INC
filed 1994-05-13
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                       ________________________

                               FORM 10-Q

(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              March 31, 1994

                                  OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from   Not Applicable   to

     Commission file number            1-6016

                         THE ALLEN GROUP INC.
        (Exact Name of Registrant as Specified in Its Charter)


            Delaware                              38-0290950
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
 Incorporation or Organization)


25101 Chagrin Boulevard, Suite 350, Beachwood, Ohio      44122
(Address of Principal Executive Offices)               (Zip Code)

(Registrant's Telephone Number, Including Area Code)     216-765-5818

                           NOT APPLICABLE
Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1993.
                                              Outstanding at
     Class of Common Stock                    April 30, 1994

     Par value $1.00 per share                  26,024,019

Exhibit Index is on page 14 of this report.

                          Page 1 of 15 Pages.


                          THE ALLEN GROUP INC.

                           TABLE OF CONTENTS



                                                            Page
                                                             No.

PART I.   Financial Information:

          Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets -
                    March 31, 1994 and December 31, 1993       3

               Consolidated Statements of Income
                    - Three Months Ended March 31, 1994
                      and 1993                                 4

               Consolidated Condensed Statements of
                    Cash Flows - Three Months Ended
                    March 31, 1994 and 1993                    5

               Notes to Consolidated Condensed
                    Financial Statements                     6 - 8

          Item 2 - Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                         9 - 11

PART II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K           12

          Signatures                                          13

          Exhibit Index                                       14


                       PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                           THE ALLEN GROUP INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Amounts in Thousands)

                                                   March 31,    December 31,
                                                    1994            1993
                                                  (Unaudited)

 ASSETS:
   Current Assets:
      Cash and equivalents                       $  9,549       $ 11,173
      Accounts receivable (Note 6)                 54,927         54,721
      Receivable from joint venture                   551            242
      Note receivable (Note 6)                     19,737          6,579
      Inventories (Note 3)                         57,192         56,828
      Prepaid expenses                              1,119          1,021
      Other current assets                          5,738              -
         Total current assets                     148,813        130,564
   Property, plant and equipment, net              52,122         51,898
   Net investments in and advances to
      joint venture                                22,350         23,042
   Excess of cost over net assets of
      businesses acquired                          59,168         59,578
   Long-term portion of note
      receivable (Note 6)                               -         13,158
   Other assets                                    40,428         46,398
      TOTAL ASSETS                               $322,881       $324,638


LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities
         of long-term obligations                $  1,554       $    839
      Accounts payable                             16,832         20,180
      Accrued expenses                             30,749         32,697
      Income taxes payable                          5,871          5,040
         Total current liabilities                 55,006         58,756

   Long-term debt                                  49,931         51,758
   Other liabilities and deferred credits          18,696         18,963
      TOTAL LIABILITIES                           123,633        129,477


STOCKHOLDERS' EQUITY
   Common stock                                    29,100         29,058
   Paid-in capital                                160,280        159,989
   Retained earnings                               36,201         32,671
   Translation adjustments                            (20)           (90)
   Less: Treasury stock (common, at cost)         (17,838)       (17,916)
         Unearned compensation                     (6,116)        (6,192)
         Minimum pension liability adjustment      (2,359)        (2,359)
         TOTAL STOCKHOLDERS' EQUITY               199,248        195,161

   TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                     $322,881       $324,638

See accompanying notes to the Consolidated Condensed Financial Statements.

                            THE ALLEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                          (Amounts In Thousands)
                                (Unaudited)

                                          Three Months Ended March 31,
                                         1994               1993
                                                                    Pro
                                                     Actual        Forma
                                                                  (Note 1)

SALES                                   $ 76,942    $ 66,027     $ 66,027

Costs and Expenses:
  Cost of Sales                          (54,249)    (45,080)     (45,080)
  Selling, General and Admin-
     istrative Expenses                  (12,485)    (11,494)     (11,494)

Equity in Loss of Joint Venture             (694)       (801)        (801)

Interest and Financing Expenses             (546)     (1,005)      (1,005)

INCOME BEFORE TAXES                        8,968       7,647        7,647

Provision for Income Taxes (Note 4)       (3,578)       (878)      (3,051)

INCOME FROM CONTINUING OPERATIONS          5,390       6,769        4,596

Loss from Discontinued Operations
  (Note 6):                                    -      (1,746)      (1,050)
Cumulative Effect of Change in
  Accounting for Income Taxes                  -       2,102        2,102

NET INCOME                              $  5,390    $  7,125     $  5,648

NET INCOME APPLICABLE TO COMMON
  STOCK                                 $  5,390    $  6,119     $  4,642

EARNINGS PER COMMON SHARE (NOTE 5):
Primary:
  Income from Continuing Operations         $.21        $.29         $.18
  Loss from Discontinued Operations            -        (.08)        (.05)
  Cumulative Effect of Change in
     Accounting for Income Taxes               -         .10          .10
  Net Income                                $.21        $.31         $.23

Fully Diluted:
  Income from Continuing Operations         $.21        $.27         $.18
  Loss from Discontinued Operations            -        (.07)        (.04)
  Cumulative Effect of Change in
     Accounting for Income Taxes               -         .08          .08
  Net Income                                $.21        $.28        $ .22

See accompanying notes to the Consolidated Condensed Financial Statements.


                            THE ALLEN GROUP INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Amounts In Thousands)
                                (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    1994         1993
Cash provided by operating
   activities                                     $ 5,653      $ 3,639

Cash flows from investing activities:
   Capital expenditures                            (2,741)      (1,912)
   Sales and retirements of fixed assets               40          119
   Centralized emissions inspection
      programs                                     (2,153)           -
   Capitalized software product costs                (409)        (577)
   Cash (used) by investing activities             (5,263)      (2,370)

Cash flows from financing activities:
   Net (repayments) proceeds of
      long-term debt                               (1,112)       4,288
   Dividends paid                                  (1,041)      (1,617)
   Dividends received from discontinued
      lease financing operations                        -        1,593
   Exercise of stock options                           13          670
   Treasury stock sold to employee
      benefit plans                                   126          147
   Cash (used) provided by financing
      activities                                   (2,014)       5,081

   Net cash (used) provided                        (1,624)       6,350

Net cash provided by discontinued lease
   financing operations (Note 6)                        -        2,919

Total Company (decrease) increase in cash          (1,624)       9,269

Cash at beginning of period                        11,173        4,425
Cash at end of period                             $ 9,549      $13,694


See accompanying notes to the Consolidated Condensed Financial Statements.



                         THE ALLEN GROUP INC.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General:
    In the opinion of management of The Allen Group Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1994 and the results of its operations and cash flows for the three months ended March 31, 1994 and 1993. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Pro forma results of operations for the three months ended March 31, 1993 reflect the results of operations as if the Company had provided for income taxes at the comparable effective tax rate of 39.9% recorded in 1994. The effective rate for income taxes actually incurred in 1993 (11.5%) is lower than the 1994 rate due to the recognition of U.S. net operating loss carryforwards to reduce income tax expense. The Company fully recognized all available deductions and carryforward losses in 1993, resulting in the higher effective tax rate in 1994. Such pro forma information is presented for comparative information purposes only. The year-end 1993 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2.  Accounts Receivable:
    Accounts receivable are net of the following allowances for doubtful accounts (amounts in thousands):


                                       March 31,       December 31,
                                         1994              1993

    Allowance for doubtful
        accounts                       $1,366            $1,270

3.  Inventories:
    Inventories consisted of the following (amounts in thousands):

                                       March 31,       December 31,
                                         1994              1993
    Raw Materials                      $35,711           $33,541
    Work-In-Process                     12,757            14,191
    Finished Goods                       8,724             9,096
                                       $57,192           $56,828

4.  Income Taxes:
    A reconciliation of the provision for income taxes at the Federal statutory rates to the reported tax provision is as follows (amounts in thousands):


                                                    Three Months
                                                       Ended
                                                      March 31
                                                   1994       1993

    Provision computed at the U.S. Federal
      statutory rate                             $ 3,139    $ 2,600
    State and local income taxes, net of
      Federal income tax benefit                     312        182
    Net impact of tax rates on foreign income         11       (234)
    Tax benefit from recognition of U.S. net
      operating loss carryforward to reduce
      income tax expense                               -     (1,670)
    Other                                            116          -
                                                 $ 3,578    $   878


5.  Earnings Per Common Share:
    The primary earnings per common share calculations are determined after deducting dividends on outstanding preferred stock (prior to redemption in July 1993) and are based upon the weighted average number of common and common equivalent shares outstanding during each period. The calculations also include, if dilutive, the incremental number of common shares issuable on a pro forma basis upon exercise of employee stock options, assuming the proceeds are used to repurchase outstanding common shares at the average market price during the period. The number of shares used in these calculations approximated 25,934,000 for the quarter ended March 31, 1994 and 20,324,000 for the quarter ended March 31, 1993. The higher amount of average primary shares in the first quarter of 1994, as compared with 1993, is a result of the conversion of the Company's convertible preferred stock and a portion of its convertible debentures into common shares during 1993. Prior to conversion, such convertible securities were and, to the extent any convertible debentures remain outstanding, are included only in the computation of fully diluted earnings per common share.

    The calculation of fully diluted earnings per common share begins with the primary calculation but further reflects, if dilutive, the conversion of the preferred stock and convertible debentures into common shares at the beginning of the period. This calculation resulted in no dilution for the period ended March 31, 1994.

6.  Notes Receivable:
    At March 31, 1994, the Company held an 8% Subordinated Note Receivable dated June 11, 1993 (the "Note"), in the amount of $19,737,000 received in connection with the sale of its automotive diagnostic and emission test equipment business and related Lease Finance operation in 1993. The Note originally provided for the payment of three equal annual installments of $6,579,000, plus interest, on June 11 of 1994, 1995 and 1996. However, on May 4, 1994 the Company was paid the full amount of the Note pursuant to an existing prepayment option. Accordingly, the full amount of the Note was recorded as a current asset at March 31, 1994. The results of operations for the three months ended March 31, 1993 have been restated to reflect the aforementioned disposed product lines as discontinued operations.

7.  Supplemental Cash Flow Disclosures:
    Depreciation expense, from continuing operations, included in "Cash provided (used) by operating activities" amounted to $1,731,000 and $1,724,000 for the three months ended March 31, 1994 and 1993, respectively.

    Information with respect to cash paid (refunded) during the periods for interest and income taxes is as follows:


                                                    Three Months
                                                       Ended
                                                      March 31
                                                   1994       1993

    Interest paid                                $ 1,190    $ 2,080
    Interest capitalized                              64          -
    Income taxes paid (refunded)                    (288)       936


                          THE ALLEN GROUP INC.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Summary:
    For the three months ended March 31, 1994, The Allen Group Inc. (the "Company") reported income from continuing operations (before discontinued operations and the cumulative effect of accounting changes) of $5,390,000 ($.21 per common share) compared to $6,769,000 ($.29 per common share) for the comparable 1993 period. The decline in income from continuing operations is due solely to an increased provision for income taxes as a result of the Company's recognition of its remaining tax loss carryforwards in 1993 and its resultant accrual of a full effective tax rate in 1994. In order to demonstrate the impact upon operations of this increase in effective tax rate, the Company has included a pro forma presentation of results of operations in the Condensed Consolidated Statements of Income for the three months ended March 31, 1993, on the assumption that the Company had provided for income taxes at the comparable effective tax rate of 39.9% recorded in 1994. Under this pro forma presentation, income from continuing operations would have been $4,596,000, or $.18 per common share. Income before taxes increased 17% over the prior year principally due to the continued strong performance of the Mobile Communications segment and improved earnings in the Truck Products segment.

Sales:
    Consolidated sales from continuing operations by industry segment were:


                                               Three Months
                                                  Ended
                                                March 31,
                                              ($ Millions)
                                              1994     1993

    Mobile Communications                    $48.5    $42.2
    Truck Products                            27.7     23.1
    Centralized Automotive
      Emissions Testing                         .7       .7
                                             $76.9    $66.0


    Mobile Communications sales increased by $6.3 million for the three months ended March 31, 1994 over the comparable period in 1993, principally due to strong demand for microcells and Extend-A-Cells, and increased sales of base station antennas.

    Truck Products sales increased by $4.6 million for the three-month period ended March 31, 1994 over the comparable 1993 period due to higher sales of manufactured truck cabs and radiators, resulting from increased production rates by original equipment manufacturers which form the major customer base of this business.

    Centralized Automotive Emissions Testing sales consist of revenues from the Company's MARTA Technologies, Inc. ("MARTA") subsidiary. In 1993, MARTA was awarded the centralized emissions testing contracts for the State of Maryland (a three-year program with two one-year options by the State) and the El Paso, Texas region (a seven-year program). Revenues from these programs, however, will not impact operating results until 1995 because of the lead time involved in building facilities and establishing such programs. In addition, MARTA has bids outstanding for three New York State regional testing programs as well as programs in Virginia, Georgia, Western Michigan and three programs in Ohio, and is preparing a bid for a portion of New Hampshire. MARTA intends to continue its bidding efforts as emissions testing programs are placed for bid. The award of these and other programs is dependent upon legislative activity within each state.

    Operating Income: Overall gross margins on product sales approximated 29.5% and 31.7% of sales in the three months ended March 31, 1994 and 1993, respectively. The lower gross margins reflect start-up costs relating to the Crew Cab program in Louisville, Kentucky as well as higher engineering costs in the Mobile Communications segment due to new product development. Selling, general and administrative expenses were 16.2% and 17.4% of product sales for the three months ended March 31, 1994 and 1993, respectively. The improvement results principally from the spreading of fixed costs on higher sales. However, the improvement is offset, in part, by spending increases related to international marketing development costs in the Mobile Communications segment.

    Joint Venture Operations: For the three months ended March 31, 1994, the Company reported an equity loss from its joint venture of $694,000, compared to $801,000 for the comparable 1993 period. Equity losses for the periods presented are attributable to GO/DAN Industries ("GDI"), a 50/50 partnership accounted for under the equity method.
Such losses are due to the seasonality of GDI's business which is traditionally weakest in the first quarter. However, the improvement in 1994 compared to 1993 is attributable to higher sales, improved economics and efficiencies.

    Interest and Financing Expense: Interest and financing expense for the three months ended March 31, 1994 has declined significantly over the comparable 1993 period due to the conversion of approximately 70% of the Company's convertible subordinated debentures into common stock of the Company and to the investment of the cash proceeds and interest earned on the Note received from the sale of the automotive diagnostic and emission test equipment business and related Lease Finance operations in June 1993.

    Income Taxes: In 1994, the Company began accruing U.S. Federal income taxes at the full statutory (35%) rate as a result of its recognition of all remaining tax deductions and loss carryforwards in 1993. These events, in combination with the impact of state taxes, results in an estimated effective tax rate of 39.9% as compared with 11.5% for the comparable 1993 period. This higher estimated effective tax rate results in the significantly increased provision for income taxes in the first quarter of 1994 (as well as that expected for the balance of 1994) when compared with 1993. See Notes 1 and 4 of Notes to Consolidated Condensed Financial Statements for additional information.

    Discontinued Operations: On June 11, 1993, the Company completed the sale of its Allen Testproducts division and related Lease Financing operations to SPX Corporation ("SPX"); accordingly, the results of operations for the three months ended March 31, 1993 have been restated to reflect these product lines as discontinued operations.


Liquidity and Capital Resources

    At March 31, 1994, the Company had $1.6 million of short-term debt and $9.5 million of cash and equivalents. Subsequent to quarter end, on May 4, 1994 the Company received $21.2 million (including accrued interest) as a full prepayment of the subordinated note relating to the divestiture of the Allen Testproducts division and related Lease Financing operations as described in Note 6 to the Consolidated Condensed Financial Statements. This cash is generally invested in short-term obligations, which are accorded one of the two highest ratings available from one of the nationally recognized credit rating agencies. Management believes that the continued profitability of the Company, a cash and short-term investment balance of $9.5 million, the receipt of the $21.2 million, available unused commitments under its long-term credit facilities of $92.7 million and unused credit facilities and lines for MARTA of $97 million (the total availability under the most restrictive financial covenant was be $137 million as of March 31, 1994) provide sufficient liquidity to fund growth.

Item 6 - Exhibits and Reports on Form 8-K
    (a) Exhibits


       (11) Statement re computation of earnings per common share.

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter for which this report is filed.



                              SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         The Allen Group Inc.
                                             (Registrant)






Date:    May 13, 1994              By:   /s/ Robert A. Youdelman
                                           Robert A. Youdelman
                                       Senior Vice President-Finance
                                         (Chief Financial Officer)





Date:    May 13, 1994              By:     /s/ James L. LePorte
                                               James L. LePorte
                                        Vice President and Controller
                                        (Principal Accounting Officer)




                            THE ALLEN GROUP INC.
                               EXHIBIT INDEX

                                                                        Page
    (a) Exhibit Number:

       (11) Statement re computation of earnings per
            common share...........................................      15






                                 EXHIBIT 11
                           THE ALLEN GROUP INC.

                      EARNINGS PER COMMON SHARE DATA
                          (Amounts in Thousands)


Net income and common shares used in the calculations of earnings per common share were computed as follows:


                                                    Three Months
                                                       Ended
                                                      March 31,
                                                  1994        1993

Income:

    Net income                                  $ 5,390     $ 7,125

    Less: Preferred stock dividends                   -      (1,006)

        Net income applicable to
            common stock - primary                5,390       6,119

    Add:  Preferred stock dividends                   -       1,006
          Interest on convertible
            debentures                                -         241

        Net income applicable to
            common stock - fully diluted        $ 5,390     $ 7,366


Common Shares:

    Weighted average outstanding common
        shares                                   25,321      19,528

    Common stock equivalents                        613         796

        Common shares - primary                  25,934      20,324

    Common shares issuable for:

        Stock options                                 -          92
        Conversion of preferred stock                 -       4,600
        Conversion of debentures                      -       1,258

        Common shares - fully diluted            25,934      26,274


Note:

The assumed conversion of convertible debentures into common stock was not dilutive for purposes of calculating fully diluted income per common share for the period ended March 31, 1994. The Company's preferred stock was called for redemption in July of 1993. However, prior to the redemption date, all but a small fraction of shares were converted into common stock of the Company.
