Form 10-Q
period 1994-06-30
ALLEN GROUP INC
filed 1994-08-11
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                       ________________________

                               FORM 10-Q

(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           June 30, 1994

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

                                                  Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                                              Outstanding at
     Class of Common Stock                    July 29, 1994

     Par value $1.00 per share                  26,040,878

Exhibit Index is on page 17 of this report.
                          Page 1 of 18 Pages.


                         THE ALLEN GROUP INC.

                           TABLE OF CONTENTS





                                                            Page
                                                             No.

PART I.   Financial Information:

          Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets -
                    June 30, 1994 and December 31, 1993        3

               Consolidated Statements of Income
                    Three Months and Six Months Ended
                    June 30, 1994 and 1993                     4

               Consolidated Condensed Statements of
                    Cash Flows - Six Months Ended
                    June 30, 1994 and 1993                     5

               Notes to Consolidated Condensed
                    Financial Statements                     6 - 8

          Item 2 - Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                         9 - 12

PART II.  Other Information:

          Item 4 - Submission of Matters to a Vote
                of Security Holders                         13 - 14

          Item 6 - Exhibits and Reports on Form 8-K           15

          Signatures                                          16

          Exhibit Index                                       17




                       PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                           THE ALLEN GROUP INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Amounts in Thousands)

                                                   June 30,     December 31,
                                                     1994           1993
                                                 (Unaudited)
ASSETS:
   Current Assets:
      Cash and equivalents                       $ 25,077       $ 11,173
      Accounts receivable (Note 2)                 62,564         54,721
      Receivable from joint venture                   544            242
      Note receivable (Note 6)                          -          6,579
      Inventories (Note 3)                         56,501         56,828
      Prepaid expenses                                994          1,021
      Other current asset (Note 8)                 13,745              -
         Total current assets                     159,425        130,564

   Property, plant and equipment, net              53,371         51,898
   Net investments in and advances to
      joint venture                                22,648         23,042
   Excess of cost over net assets of
      businesses acquired                          58,690         59,578
   Long-term portion of note
      receivable (Note 6)                               -         13,158
   Other assets                                    38,728         46,398
      TOTAL ASSETS                               $332,862       $324,638

LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities
         of long-term obligations                $  5,615       $    839
      Accounts payable                             19,004         20,180
      Accrued expenses                             33,224         32,697
      Income taxes payable                          6,505          5,040
         Total current liabilities                 64,348         58,756

   Long-term debt                                  45,104         51,758
   Other liabilities and deferred credits          18,121         18,963
      TOTAL LIABILITIES                           127,573        129,477

STOCKHOLDERS' EQUITY
   Common stock                                    29,105         29,058
   Paid-in capital                                160,475        159,989
   Retained earnings                               41,631         32,671
   Translation adjustments                             17            (90)
   Less: Treasury stock (common, at cost)         (17,734)       (17,916)
         Unearned compensation                     (5,846)        (6,192)
         Minimum pension liability adjustment      (2,359)        (2,359)
      TOTAL STOCKHOLDERS' EQUITY                  205,289        195,161

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $332,862       $324,638

See accompanying notes to the Consolidated Condensed Financial Statements.


                                        THE ALLEN GROUP I

                                  CONSOLIDATED STATEMENTS OF INCOME
                                       (Amounts in Thousands)
                                             (Unaudited)


                                          Three Months Ended              Six Months Ended
                                               June 30,                       June 30,
                                          1994           1993           1994           1993
                                                               Pro                           Pro
                                                    Actual    Forma               Actual    Forma
                                                             (Note 1)                      (Note 1)
SALES                                    $81,774   $69,410   $69,410   $158,716  $135,437  $135,437
Cost and Expenses:
   Cost of Sales                         (57,439)  (47,606)  (47,606)  (111,688)  (92,686)  (92,686)
   Selling, General and Administrative
     Expenses                            (13,244)  (12,556)  (12,556)   (25,430)  (24,050)  (24,050)
Equity in Earnings (Loss) of Joint
     Venture                                  99       202       202       (894)     (599)     (599)
Interest and Financing Expenses             (726)   (1,113)   (1,113)    (1,272)   (2,118)   (2,118)
INCOME BEFORE TAXES                       10,464     8,337     8,337     19,432    15,984    15,984

PROVISION FOR INCOME TAXES (Note 4)       (3,992)   (1,392)   (3,176)    (7,570)   (2,270)   (6,234)
INCOME FROM CONTINUING OPERATIONS          6,472     6,945     5,161     11,862    13,714     9,750

DISCONTINUED OPERATIONS (Note 6):
   Loss from Discontinued operations           -    (2,817)   (1,744)         -    (4,563)   (2,783)
   Loss on Sale of Discontinued Operations     -    (2,936)   (1,817)         -    (2,936)   (1,791)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   FOR INCOME TAXES                            -         -         -          -     2,102     2,102
NET INCOME                               $ 6,472   $ 1,192   $ 1,600   $ 11,862  $  8,317  $  7,278

NET INCOME APPLICABLE TO COMMON STOCK    $ 6,472   $   186   $   594   $ 11,862  $  6,305  $  5,266

EARNINGS PER COMMON SHARE (Note 5):
Primary and fully diluted:
Income from Continuing Operations           $.25      $.29      $.20       $.46      $.57      $.38
Discontinued Operations:
   Loss from Discontinued Operations           -      (.14)     (.08)         -      (.22)     (.13)
   Loss on Sale of Discontinued Operations     -      (.14)     (.09)         -      (.14)     (.09)
Cumulative Effect of Change in
   Accounting for Income Taxes                 -         -         -          -       .10       .10
NET INCOME                                  $.25      $.01      $.03       $.46      $.31      $.26

See accompanying notes to the Consolidated Condensed Financial Statements.


                           THE ALLEN GROUP INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Amounts In Thousands)
                                (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                    1994         1993
Cash provided by operating
   activities                                     $15,269      $ 3,610

Cash flows from investing activities:
   Capital expenditures                            (6,799)      (4,705)
   Sales and retirements of fixed assets              904          496
   Centralized emissions inspection
      program assets to be sold (Note 8)          (10,160)           -
   Capitalized software product costs                (935)      (1,287)
   Proceeds from sale of automotive diagnostics
      and lease financing business                 19,737       21,000
   Loans to joint venture                               -       (1,250)
   Other                                             (486)           -
   Cash provided by investing activities            2,261       14,254

Cash flows from financing activities:
   Net repayments of long-term debt                (1,878)        (349)
   Dividends paid                                  (2,083)      (3,229)
   Dividends received from discontinued
      lease financing operations                        -        3,234
   Exercise of stock options                           39        1,636
   Treasury stock sold to employee
      benefit plans                                   296          366
   Cash (used) provided by financing activities    (3,626)       1,658

   Net cash provided                               13,904       19,522

Net cash used by discontinued lease
   financing operations (Note 6)                        -          (34)

Total Company increase in cash                     13,904       19,488

Cash at beginning of year                          11,173        4,425
Cash at end of period                             $25,077      $23,913

See accompanying notes to the Consolidated Condensed Financial Statements.



                         THE ALLEN GROUP INC.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General:
    In the opinion of management of The Allen Group Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1994 and the results of its operations and cash flows for the periods ended June 30, 1994 and 1993. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1993 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    Pro forma results of operations for the three and six months ended June 30, 1993 reflect the results of operations as if the Company had provided for income taxes at the comparable effective tax rates recorded in 1994. The effective tax rates for the three months and six months ended June 30, 1993 (16.7% and 14.2%, respectively) are lower than the 1994 rates due to the final utilization of U.S. net operating loss carryforwards to reduce income tax expense in 1993. Such pro forma information is presented for comparative information purposes only.

2.  Accounts Receivable:
    Accounts receivable are net of the following allowances for doubtful accounts (amounts in thousands):

                                       June 30,        December 31,
                                         1994              1993
   Allowance for doubtful
        accounts                       $1,504            $1,270

3.  Inventories:
    Inventories consisted of the following (amounts in thousands):

                                       June 30,        December 31,
                                         1994              1993
    Raw Materials                      $35,358           $33,541
    Work-In-Process                     12,515            14,191
    Finished Goods                       8,628             9,096
                                       $56,501           $56,828

4.  Income Taxes:
    A reconciliation of the provision for income taxes at the Federal statutory rates to the reported tax provision is as follows (amounts in thousands):

                                      Three Months       Six Months
                                         Ended             Ended
                                        June 30,          June 30,
                                     1994     1993     1994     1993
    Provision computed at the
      U.S. Federal statutory rate   $3,662   $2,835   $6,801   $5,435
    State and local income taxes,
      net of Federal income tax
      benefit                          338      221      650      403
    Net impact of tax rates on
      foreign income                  (159)     746     (148)     512
    Tax benefit from recognition
      of U.S. net operating loss
      carryforward to reduce
      income tax expense                 -   (2,410)       -   (4,080)
    Other                              151        -      267        -
                                    $3,992   $1,392   $7,570   $2,270

5.  Earnings Per Common Share:
    The primary earnings per common share calculations are determined after deducting dividends on outstanding preferred stock (prior to redemption in July 1993) and are based upon the weighted average number of common and common equivalent shares outstanding during each period. The calculations also include, if dilutive, the incremental number of common shares issuable on a pro forma basis upon exercise of employee stock options, assuming the proceeds are used to repurchase outstanding common shares at the average market price during the period. The number of shares used in these calculations approximated 25,966,000 and 25,950,000 for the three months and six months ended June 30, 1994, respectively, and 20,518,000 and 20,421,000 for the three months and six months ended June 30, 1993, respectively. The higher amount of average primary shares in 1994, as compared with 1993, is a result of the conversion of the Company's convertible preferred stock and a portion of its convertible debentures into common shares during the second half of 1993. Prior to conversion, such convertible securities were and, to the extent convertible debentures remain outstanding, are included only in the computation of fully diluted earnings per common share.

    The calculation of fully diluted earnings per common share begins with the primary calculation but further reflects, if dilutive, the conversion of the preferred stock and convertible debentures into common shares at the beginning of the period. This calculation resulted in no dilution for the periods ended June 30, 1994 and
    1993.    Earnings per common share for 1993 have been restated to
    reflect the two-for-one stock split declared in September, 1993.

6.  Note Receivable:
    In connection with the sale of its automotive diagnostic and emission test equipment business and related lease finance operation in 1993, the Company received an 8% Subordinated Note in the amount of $19,737,000 dated June 11, 1993 (the "Note"). The Note originally provided for the payment of three equal annual installments of $6,579,000, plus interest, on June 11 of 1994, 1995 and 1996. However, on May 4, 1994 the Company was paid in full pursuant to an existing prepayment option. The results of operations for the three months and six months ended June 30, 1993 reflect the aforementioned disposed product lines as discontinued operations.

7.  Supplemental Cash Flow Disclosures:
    Depreciation expense, from continuing operations, included in "Cash provided by operating activities" amounted to $3,676,000 and $3,303,000 for the periods ended June 30, 1994 and 1993, respectively.

    Information with respect to cash paid during the periods for interest and income taxes is as follows:

                                            Six Months
                                              Ended
                                             June 30,
                                         1994       1993
    Interest paid                       $1,763     $3,720
    Interest capitalized                   140          -
    Income taxes paid                       19      2,200

8.  Other Current Asset:
    The other current asset consists of costs accumulated under the construction phase of the Company's contract for the State of Maryland centralized emissions testing program. Under the terms of the contract, the State will purchase the capital assets on the start-up date which is scheduled for January 1, 1995. Accordingly, costs accumulated under the contract are set forth in the Consolidated Condensed Balance Sheet as a current asset.







                         THE ALLEN GROUP INC.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Summary:
    For the six months ended June 30, 1994, The Allen Group Inc. ("the Company") reported income from continuing operations of $11,862,000 ($.46 per common share) compared to $13,714,000 ($.57 per common share) during the comparable 1993 period. For the three months ended June 30, 1994, the Company reported income from continuing operations of $6,472,000 ($.25 per common share) compared to $6,945,000 ($.29 per common share) in 1993.

    The decline in income from continuing operations is due solely to an increased provision for income taxes as a result of the Company's recognition of its remaining tax loss carryforwards in 1993 and its resultant accrual of a full effective tax rate in 1994. In order to demonstrate the impact upon operations of this increase in effective tax rate, the Company has included a pro forma presentation of results of operations in the Consolidated Statements of Income for the six months and three months ended June 30, 1993, as if the Company had provided for income taxes at the comparable effective tax rates recorded in 1994.
For the six and three months ended June 30, 1993, the Company applied the 1994 effective tax rates of 39.0% and 38.1%, respectively. Under this pro forma presentation, income from continuing operations for the six months and three months ended June 30, 1993 would have been $9,750,000 ($.38 per common share) and $5,161,000 ($.20 per common share), respectively.

    Income before taxes for the six and three months ended June 30, 1994 increased 21.6% and 25.5%, respectively, over the prior year principally due to the continued strong performance of the Mobile Communications segment and improved earnings in the Truck Products segment.

Sales:
    Consolidated sales from continuing operations by industry segment were:

                                Three Months       Six Months
                                   Ended              Ended
                                  June 30,           June 30,
                                ($ Millions)        ($ Millions)
                               1994     1993       1994     1993
    Mobile Communications     $51.4    $44.3      $ 99.9   $ 86.5
    Truck Products             29.7     24.4        57.4     47.5
    Centralized Automotive
      Emissions Testing          .7       .7         1.4      1.4
                              $81.8    $69.4      $158.7   $135.4

    Mobile Communications sales increased by $13.4 million and $7 million in the first half and second quarter of 1994, respectively, over comparable periods in 1993. Such increase is due to strong demand for microcells and Extend-A-Cells where the introduction of the Company's new EAC 2000 with its modular flexibility of covering three to ten channels has enhanced its popularity, as well as increased sales of base station antennas.

    Truck Product sales increased by $9.9 million and $5.3 million for the six months and three months ended June 30, 1994, respectively, compared to 1993. Higher sales of manufactured truck cabs and radiators, resulting from increased production rates by original equipment manufacturers (which form the major customer base of these businesses), are primarily responsible for this increase.

    Centralized Automotive Emissions Testing sales consist of revenues from the Company's MARTA Technologies, Inc. ("MARTA") subsidiary. In 1993, MARTA was awarded the centralized emissions testing contracts for the State of Maryland (a three-year program with two one-year options by the State) and the El Paso, Texas region (a seven-year program). Revenues from these programs, however, will not impact operating results until 1995. The construction of these programs continues on schedule for a January 1, 1995 start-up. Delays in the awarding of contracts upon which MARTA previously submitted bids, and delays in requests for new bids, have extended expectations for sales and profits from additional new programs to a period beyond 1995. Much of this delay has been caused by states seeking permission from the Federal Environmental Protection Agency ("EPA") for hybrid testing programs that may include both centralized and decentralized elements, after the EPA earlier this year allowed California to implement such a hybrid program for a trial period. While the EPA appears to be willing to consider some deviation from its centralized testing only philosophy, it appears that it will not allow totally decentralized emissions testing programs. Thus, there continues to appear to be a strong role for the centralized emissions testing operators in those states requiring such programs for their clean air programs, and the Company continues to believe that it is well positioned to participate in future awards.

    Operating Income: Overall gross margins on product sales approximated 29.6% and 31.6% of sales for the six months ended June 30, 1994 and 1993, and 29.8% and 31.4% for the three months ended June 30, 1994 and 1993, respectively. The lower gross margins reflect start-up costs relating to the Crew Cab program in Louisville, Kentucky by the Truck Products segment, and higher engineering costs incurred by the Mobile Communications segment due to new product development. Selling, general and administrative expenses were 16.0% and 17.8% of product sales for the six months ended June 30, 1994 and 1993, respectively, and 16.2% and 18.1% for the three months ended June 30, 1994 and 1993, respectively. Improved results are attributable to the spreading of fixed costs on higher sales. Such improvement, however, is offset, in part, by spending increases related to international marketing development costs in the Mobile Communications segment.

    Joint Venture Operations: For the six months ended June 30, 1994, the Company reported an equity loss from its joint venture of $894,000, compared to a loss of $599,000 for the comparable 1993 period. For the three months ended June 30, 1994 and 1993, the Company reported equity income of $99,000 and $202,000, respectively. Results for the periods presented are attributable to GO/DAN Industries ("GDI"), a 50/50 partnership accounted for under the equity method. The losses reported for the six month periods compared to the income reported for the three months ended June 30, 1994 and 1993 reflect the seasonality of GDI's business, which is traditionally weakest in the first quarter. While sales and operating margins have improved in 1994, when compared with 1993, increased administrative costs have resulted in a decline in such equity in earnings.

    Interest and Financing Expense: Net interest and financing expense for the six months and three months ended June 30, 1994 have declined significantly over the comparable 1993 periods due to the conversion of approximately 70% of the Company's convertible subordinated debentures into common stock of the Company and to the investment of the cash proceeds and interest earned on the Note received from the sale of the automotive diagnostic and emission test equipment business and related lease finance operations in June 1993 as well as cash generated from operations.

    Income Taxes: In 1994, the Company began accruing U.S. Federal income taxes at the full statutory rate (35%) as a result of its recognition of all remaining tax loss carryforwards in 1993. This event, in combination with the impact of state taxes, results in an estimated effective tax rate for the six months and three months ended June 30, 1994 of 39.0% and 38.1%, respectively, as compared with 14.2% and 16.7%, respectively, for the comparable 1993 periods. These tax rates result in the significantly increased provision for income taxes during 1994 (as well as that expected for the balance of 1994) when compared with 1993. See Notes 1 and 4 of Notes to Consolidated Condensed Financial Statements for additional information.

    Discontinued Operations: On June 11, 1993, the Company completed the sale of its Allen Testproducts division and related lease financing operations to SPX Corporation; accordingly, the Consolidated Statement of Income for the six months and three months ended June 30, 1993 reflect these product lines as discontinued operations.


Liquidity and Capital Resources

    As set forth in the Consolidated Condensed Statements of Cash Flows, the Company generated $15.3 million in cash from operations in the first six months of 1994 as compared with $3.6 million in 1993. This increase in cash generation is attributable primarily to increased income before taxes from continuing operations and the impact of the elimination of the discontinued operations which resulted in significant losses in 1993. In May, 1994 the Company received $21.2 million (including accrued interest) as a full prepayment of the subordinated note relating to the divestiture of the Allen Testproducts division and related lease financing operations as described in Note 6 to the Consolidated Condensed Financial Statements. At June 30, 1994, the Company had $5.6 million of short-term debt and $25.1 million of cash and equivalents. This cash is invested in short-term obligations, which are accorded one of the two highest ratings available from one of the nationally recognized credit rating agencies. Management believes that the continued profitability of the Company, a cash and short-term investment balance of $25.1 million, available unused commitments under its long-term credit facilities of $93 million and unused credit facilities and lines for MARTA of $93 million is sufficient to provide liquidity to fund growth.

                      PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders of the Company held on April 28, 1994, three proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and brokers non-voters as to each such proposal, are set forth below.

    A vote by ballot was taken at the Annual Meeting for the election of 11 Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected and qualified. The aggregate numbers of shares of Common Stock (a) voted in person or by proxy for each nominee, or (b) with respect to which proxies were withheld for each nominee, together with (c) the number of broker non-votes as to each nominee, were as follows:

                                                             Broker
  Nominee                    For             Withheld       Non-Votes
Wade W. Allen              22,199,461         158,915           0
George A. Chandler         22,214,357         144,019           0
Philip Wm. Colburn         22,214,355         144,021           0
Jill K. Conway             22,213,610         144,766           0
Albert H. Gordon           22,202,694         155,682           0
William O. Hunt            22,215,658         142,718           0
J. Chisholm Lyons          22,213,735         144,641           0
Robert G. Paul             22,215,656         142,720           0
Charles W. Robinson        22,206,455         151,921           0
Richard S. Vokey           22,215,214         143,162           0
William M. Weaver, Jr.     22,196,245         162,131           0

    A vote by ballot was taken at the Annual Meeting on the proposal to approve the adoption of the 1994 Non-Employee Directors Stock Option Plan. The aggregate numbers of shares of Common Stock in person or by proxy (a) voted for, (b) voted against or (c) abstaining from the vote on such proposal, together with (d) the number of broker non-votes as to such proposal, were as follows:

                                                Broker
        For          Against      Abstain      Non-Votes
     21,330,793      965,038       62,545          0

     A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Coopers & Lybrand as auditors for the Company for the fiscal year ending December 31, 1994. The aggregate numbers of shares of Common Stock in person or by proxy (a) voted for, (b) voted against or (c) abstaining from the vote on such proposal, together with
(d) the number of broker non-votes on such proposal, were as follows:

                                                Broker
        For          Against      Abstain      Non-Votes
     22,167,611       51,277      139,488          0

     The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 17, 1994, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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




                                         The Allen Group Inc.
                                             (Registrant)






Date:   August 11, 1994            By:   /s/ Robert A. Youdelman
                                           Robert A. Youdelman
                                       Senior Vice President-Finance
                                         (Chief Financial Officer)





Date:   August 11, 1994            By:     /s/ James L. LePorte
                                               James L. LePorte
                                        Vice President and Controller
                                        (Principal Accounting Officer)





                           THE ALLEN GROUP INC.
                               EXHIBIT INDEX

                                                                        Page
    (a) Exhibit Number:

       (11) Statement re computation of earnings per
            common share...........................................      18



                                EXHIBIT 11
                           THE ALLEN GROUP INC.

                      EARNINGS PER COMMON SHARE DATA
                          (Amounts in Thousands)


Net income and common shares used in the calculations of earnings per common share were computed as follows:

                                        Three Months       Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       1994     1993      1994      1993
Income:

    Net income                        $ 6,472  $ 1,192   $11,862   $ 8,317

    Less: Preferred stock dividends         -   (1,006)        -    (2,012)

        Net income applicable to
            common stock - primary
            and fully diluted         $ 6,472  $   186   $11,862   $ 6,305



Common Shares:

    Weighted average outstanding
        common shares                  25,335   19,632    25,328    19,581

    Common stock equivalents              631      886       622       840

        Common shares - primary        25,966   20,518    25,950    20,421

    Common shares issuable for:

        Stock options                       -       78         -        86
        Conversion of preferred stock       -        -         -         -
        Conversion of debentures            -        -         -         -

        Common shares - fully diluted  25,966   20,596    25,950    20,507


Note:

The assumed conversion of convertible debentures and, in 1993, the conversion of preferred stock into common stock was not dilutive for purposes of calculating fully diluted income per common share for the six months and three months ended June 30, 1994 and 1993. The Company's preferred stock was called for redemption in July, 1993. Prior to the redemption date, all but a small fraction of the preferred shares were converted into common stock of the Company.



                                SIGNATURES








    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         The Allen Group Inc.
                                             (Registrant)






Date:                              By:
                                           Robert A. Youdelman
                                       Senior Vice President-Finance
                                         (Chief Financial Officer)





Date:                              By:
                                              James L. LePorte
                                        Vice President and Controller
                                        (Principal Accounting Officer)