Form 10-Q
period 1994-09-30
ALLEN GROUP INC
filed 1994-11-14
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                       ________________________

                               FORM 10-Q

(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          September 30, 1994

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
                                              Outstanding at
     Class of Common Stock                    October 31, 1994

     Par value $1.00 per share                   26,098,422

Exhibit Index is on page 16 of this report.

                          Page 1 of 22 Pages.


                         THE ALLEN GROUP INC.

                           TABLE OF CONTENTS


                                                            Page
                                                             No.

PART I.   Financial Information:

          Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets -
                September 30, 1994 and December 31, 1993       3

               Consolidated Statements of Income -
                Three Months and Nine Months Ended
                September 30, 1994 and 1993                    4

               Consolidated Condensed Statements of
                Cash Flows - Nine Months Ended
                September 30, 1994 and 1993                    5

               Notes to Consolidated Condensed
                    Financial Statements                     6 - 9

          Item 2 - Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                        10 - 13

PART II.  Other Information:

          Item 5 - Other Information                          14

          Item 6 - Exhibits and Reports on Form 8-K           14

          Signatures                                          15

          Exhibit Index                                       16








                       PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                           THE ALLEN GROUP INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Amounts in Thousands)

                                                September 30,   December 31,
                                                     1994           1993
ASSETS:                                          (Unaudited)
   Current Assets:
      Cash and equivalents                       $ 25,753       $ 11,173
      Accounts receivable (Note 2)                 62,159         54,721
      Receivable from joint venture                   517            242
      Note receivable (Note 6)                          -          6,579
      Inventories (Note 3)                         53,893         56,828
      Prepaid expenses                              1,125          1,021
      Other current asset (Note 8)                 27,704              -
         Total current assets                     171,151        130,564

   Property, plant and equipment, net              55,305         51,898
   Net investments in and advances to
      joint venture                                23,841         23,042
   Excess of cost over net assets of
      businesses acquired                          58,263         59,578
   Long-term portion of note
      receivable (Note 6)                               -         13,158
   Other assets                                    34,274         46,398
      TOTAL ASSETS                               $342,834       $324,638

LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities
         of long-term obligations                $  5,764       $    839
      Accounts payable                             20,546         20,180
      Accrued expenses                             34,346         32,697
      Income taxes payable                          7,159          5,040
         Total current liabilities                 67,815         58,756

   Long-term debt                                  44,853         51,758
   Other liabilities and deferred credits          16,689         18,963
      TOTAL LIABILITIES                           129,357        129,477

STOCKHOLDERS' EQUITY
   Common stock                                    29,140         29,058
   Paid-in capital                                161,303        159,989
   Retained earnings                               49,156         32,671
   Translation adjustments                             56            (90)
   Less: Treasury stock (common, at cost)         (17,608)       (17,916)
         Unearned compensation                     (6,211)        (6,192)
         Minimum pension liability adjustment      (2,359)        (2,359)
      TOTAL STOCKHOLDERS' EQUITY                  213,477        195,161

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $342,834       $324,638

See accompanying notes to the Consolidated Condensed Financial Statements.


                                        THE ALLEN GROUP I

                                  CONSOLIDATED STATEMENTS OF INCOME
                                       (Amounts in Thousands)
                                             (Unaudited)

                                             Three Months Ended             Nine Months Ended
                                                September 30,                  September 30,
                                          1994           1993           1994           1993
                                                               Pro                           Pro
                                                    Actual    Forma               Actual    Forma
                                                             (Note 1)                      (Note 1)
SALES                                    $84,480   $65,595   $65,595   $243,196  $201,032  $201,032
Cost and Expenses:
   Cost of Sales                         (58,471)  (45,305)  (45,305)  (170,159) (137,991) (137,991)
   Selling, General and Administrative
     Expenses                            (13,636)  (11,817)  (11,817)   (39,065)  (35,867)  (35,867)

Equity in Earnings of Joint Venture        1,693     1,033     1,033        799       434       434

Interest and Financing Expenses             (458)     (497)     (497)    (1,731)   (2,615)   (2,615)

INCOME BEFORE TAXES                       13,608     9,009     9,009     33,040    24,993    24,993

PROVISION FOR INCOME TAXES (Note 4)       (5,040)   (1,450)   (3,333)   (12,610)   (3,720)   (9,547)
INCOME FROM CONTINUING OPERATIONS          8,568     7,559     5,676     20,430    21,273    15,446

DISCONTINUED OPERATIONS (Note 6):
   Loss from Discontinued operations           -         -         -          -    (4,563)   (2,820)
   Loss on Sale of Discontinued Operations     -         -         -          -    (2,936)   (1,814)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   FOR INCOME TAXES                            -         -         -          -     2,102     2,102
NET INCOME                               $ 8,568   $ 7,559   $ 5,676   $ 20,430  $ 15,876  $ 12,914

NET INCOME APPLICABLE TO COMMON STOCK    $ 8,568   $ 7,391   $ 5,508   $ 20,430  $ 13,696  $ 10,734

EARNINGS PER COMMON SHARE (Note 5):
Primary and fully diluted:
Income from Continuing Operations           $.33      $.30      $.22       $.79      $.87      $.61
Discontinued Operations:
   Loss from Discontinued Operations           -         -         -          -      (.21)     (.13)
   Loss on Sale of Discontinued Operations     -         -         -          -      (.13)     (.08)
Cumulative Effect of Change in
   Accounting for Income Taxes                 -         -         -          -       .09       .09
NET INCOME                                  $.33      $.30      $.22       $.79      $.62      $.49

See accompanying notes to the Consolidated Condensed Financial Statements.


                            THE ALLEN GROUP INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Amounts In Thousands)
                                (Unaudited)



                                                     Nine Months Ended
                                                       September 30,
                                                    1994         1993
Cash provided (used) by operating
   activities                                     $34,396      $(3,876)

Cash flows from investing activities:
   Capital expenditures                           (10,666)      (7,058)
   Sales and retirements of fixed assets              922          554
   Centralized emissions inspection
      program assets to be sold (Note 8)          (22,959)           -
   Capitalized software product costs              (1,443)      (1,764)
   Proceeds from sale of automotive diagnostics
      and lease financing business                 19,737       21,000
   Other                                             (887)      (1,613)
   Cash (used) provided by investing activities   (15,296)      11,119

Cash flows from financing activities:
   Net repayments of long-term debt                (1,980)      (3,063)
   Dividends paid                                  (3,126)      (2,982)
   Dividends received from discontinued
      lease financing operations                        -        3,234
   Redemption of preferred stock                        -         (265)
   Exercise of stock options                           69        1,965
   Treasury stock sold to employee
      benefit plans                                   517          468
   Cash used by financing activities               (4,520)        (643)

   Net cash provided                               14,580        6,600

Net cash used by discontinued lease
   financing operations (Note 6)                        -          (34)

Total Company increase in cash                     14,580        6,566

Cash at beginning of year                          11,173        4,425
Cash at end of period                             $25,753      $10,991


See accompanying notes to the Consolidated Condensed Financial Statements.


                          THE ALLEN GROUP INC.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General:
    In the opinion of management of The Allen Group Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1994 and the results of its operations and cash flows for the periods ended September 30, 1994 and 1993. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1993 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    Pro forma results of operations for the three and nine months ended September 30, 1993 reflect the results of operations as if the Company had provided for income taxes at the comparable effective tax rates recorded in 1994. The effective tax rates for the three months and nine months ended September 30, 1993 (16.1% and 14.9%, respectively) are lower than the 1994 rates due to the utilization of U.S. net operating loss carryforwards to reduce income tax expense in 1993. The Company fully utilized all available carryforward losses in 1993, resulting in the higher effective tax rate in 1994. (See Note 4 for additional information.) Such pro forma information is presented for comparative information purposes only.

2.  Accounts Receivable:
    Accounts receivable are net of the following allowances for doubtful accounts (amounts in thousands):

                                       September 30,   December 31,
                                           1994            1993
    Allowance for doubtful
        accounts                         $ 1,980         $ 1,270

3.  Inventories:
    Inventories consisted of the following (amounts in thousands):

                                       September 30,   December 31,
                                           1994            1993
    Raw Materials                        $28,792         $33,541
    Work-In-Process                       16,568          14,191
    Finished Goods                         8,533           9,096
                                         $53,893         $56,828

4.  Income Taxes:
    A reconciliation of the provision for income taxes at the Federal statutory rates to the reported tax provision is as follows (amounts in thousands):

                                      Three Months      Nine Months
                                         Ended             Ended
                                     September 30,     September 30,
                                     1994     1993     1994     1993
    Provision computed at the
      U.S. Federal statutory rate   $4,763   $3,313  $11,564   $8,748
    State and local income taxes,
      net of Federal income tax
      benefit                          325      287      975      690
    Net impact of tax rates on
      foreign income                  (224)   1,177     (372)   1,689
    Tax benefit from recognition
      of U.S. net operating loss
      carryforward to reduce
      income tax expense                 -   (3,327)       -   (7,407)
    Other                              176        -      443        -
                                    $5,040   $1,450  $12,610   $3,720

5.  Earnings Per Common Share:
    The primary earnings per common share calculations are determined after deducting dividends on outstanding preferred stock (prior to redemption in July 1993) and are based upon the weighted average number of common and common equivalent shares outstanding during each period. The calculations also include, if dilutive, the incremental number of common shares issuable on a pro forma basis upon exercise of employee stock options, assuming the proceeds are used to repurchase outstanding common shares at the average market price during the period. The number of shares used in these calculations approximated 26,092,000 and 25,996,000 for the three months and nine months ended September 30, 1994, respectively, and 24,936,000 and 21,926,000 for the three months and nine months ended September 30, 1993, respectively. The higher amount of average primary shares in 1994, as compared with 1993, is a result of the conversion of the Company's convertible preferred stock and a portion of its convertible debentures into common shares during the second half of 1993. Prior to conversion, such convertible securities were and, to the extent convertible debentures remain outstanding, are included only in the computation of fully diluted earnings per common share.

    The calculation of fully diluted earnings per common share begins with the primary calculation but further reflects, if dilutive, the conversion of the preferred stock and convertible debentures into common shares at the beginning of the period. This calculation resulted in no reportable dilution for the periods ended September 30, 1994 and 1993.

6.  Note Receivable:
    In connection with the sale of its automotive diagnostic and emissions test equipment business and related lease finance operation in 1993, the Company received an 8% Subordinated Note in the amount of $19,737,000 dated June 11, 1993 (the "Note"). The Note originally provided for the receipt of three equal annual installments of $6,579,000, plus interest, on June 11 of 1994, 1995 and 1996. However, on May 4, 1994 the Company was paid in full pursuant to an existing prepayment option. The results of operations for the nine months ended September 30, 1993 reflect the aforementioned disposed product lines as discontinued operations.

7.  Supplemental Cash Flow Disclosures:
    Depreciation expense from continuing operations, included in "Cash provided by operating activities", amounted to $5,571,000 and $4,732,000 for the periods ended September 30, 1994 and 1993, respectively.

    Information with respect to cash paid during the periods for interest and income taxes is as follows:

                                           Nine Months
                                              Ended
                                           September 30,
                                         1994       1993

    Interest paid                       $3,225     $3,520
    Interest capitalized                   509          -
    Income taxes paid                      177      2,500

8.  Other Current Asset:
    The other current asset consists of costs accumulated under the construction phase of the Company's contract for the State of Maryland centralized emissions testing program. Under the terms of the contract, the State will purchase the capital assets, for cash, on the start-up date of the Program which is scheduled for January 1, 1995. Accordingly, costs accumulated under the contract are set forth in the Consolidated Condensed Balance Sheet as a current asset.

9.  Acquisition:
    On October 3, 1994, the Company announced the signing of an agreement to purchase 40% of FOR.E.M. S.p.A. located in Agrate Brianza (Milan), Italy ("FOREM") as well as options to acquire the remaining shares during the next five years. FOREM owns 62% of MIKOM GmbH, located in Buchdorf, Germany, and also has sales and service offices located in the United Kingdom and France. The closing of this transaction is expected to occur prior to the end of 1994. The transaction is subject to completion of certain pre-closing conditions and certain governmental approvals.

    At the closing, the Company will pay $8,000,000 for its initial 40% ownership interest in FOREM. Upon the exercise of its option to purchase an additional 40% of FOREM's outstanding stock (the "First Option"), the Company has agreed to pay $8,000,000 plus accrued interest at the rate of 5% per annum from the date of the first closing, for these shares. In addition, if the Company exercises the First Option, the sellers may earn additional purchase price based upon earnings. The final 20% of FOREM's outstanding stock is subject to certain put/call arrangements between the Company and the sellers. The purchase price for this final 20% ownership interest also is based upon a formula relative to future earnings.

    The FOREM group of companies is one of the leading suppliers of wireless telecommunications products to the major European telecommunication equipment manufacturers as well as the cellular operating companies. The Company expects to account for its initial 40% investment in FOREM under the Equity Method of accounting. See "Item 5 - Other Information" on page 14 of the Form 10-Q Report for additional information.




                         THE ALLEN GROUP INC.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
Summary:
    For the nine months ended September 30, 1994, The Allen Group Inc. ("the Company") reported income from continuing operations of $20,430,000 ($.79 per common share) compared to $21,273,000 ($.87 per common share) during the comparable 1993 period. For the three months ended September 30, 1994, the Company reported income from continuing operations of $8,568,000 ($.33 per common share) compared to $7,559,000 ($.30 per common share) in 1993.

    The decline in income from continuing operations for the nine month period ended September 30, 1994 is due solely to an increased provision for income taxes as a result of the Company's recognition of its remaining U.S. tax loss carryforwards in 1993 and its resultant accrual of a full effective tax rate in 1994. In order to demonstrate the impact upon operations of this increase in effective tax rate, the Company has included a pro forma presentation of results of operations in the Consolidated Statements of Income for the nine and three months ended September 30, 1993, as if the Company had provided for income taxes at the comparable effective tax rates recorded in 1994. For the nine and three months ended September 30, 1993, the Company applied the 1994 effective tax rates of 38.2% and 37.0%, respectively. Under this pro forma presentation, income from continuing operations for the nine and three months ended September 30, 1993 would have been $15,446,000 ($.61 per common share) and $5,676,000 ($.22 per common share), respectively. For the three months ended September 30, 1994, income from continuing operations (which also includes the impact of the full effective tax rate) increased over the comparable 1993 period and reflects the strong performance of the Mobile Communications segment and improved earnings in the Truck Products segment.

    Income before taxes for the nine and three months ended September 30, 1994 increased 32.2% and 51.0%, respectively, over the prior year which also supports the positive performance by the Company's operations.

Sales:
    Consolidated sales from continuing operations by industry segment were:

                                Three Months       Nine Months
                                   Ended              Ended
                               September 30,       September 30,
                                ($ Millions)        ($ Millions)
                               1994     1993       1994     1993

    Mobile Communications     $54.5    $44.5      $154.4   $131.0
    Truck Products             29.3     20.4        86.7     67.9
    Centralized Automotive
      Emissions Testing          .7       .7         2.1      2.1
                              $84.5    $65.6      $243.2   $201.0


    Mobile Communications sales increased by $23.4 million (17.9%) and $10.0 million (22.5%) during the nine and three months ended September 30, 1994, respectively, over comparable periods in 1993. Such increase is due to strong demand for microcells and Extend-A-CellsR, where the introduction of the Company's new EAC 2000TM with its modular flexibility of covering three to ten channels has enhanced its popularity, as well as to increased sales of base station antennas.

    Truck Product sales increased by $18.8 million (27.7%) and $8.9 million (43.6%) for the nine and three months ended September 30, 1994, respectively, compared to the comparable 1993 periods. Higher sales of manufactured truck cabs and radiators, resulting from increased production rates by original equipment manufacturers (which form the major customer base of these businesses), are primarily responsible for this increase.

    Centralized Automotive Emissions Testing sales consist of revenues from the Company's MARTA Technologies, Inc. ("MARTA") subsidiary. In 1993, MARTA was awarded the centralized emissions testing contracts for the State of Maryland (a three-year program with two one-year options by the State) and the El Paso region of Texas (a seven-year program). Revenues from these programs, however, will not impact operating results until 1995. The construction of these programs continues on schedule for a January 1, 1995 start-up. In addition, MARTA was awarded a ten-year contract during the quarter for the centralized emissions testing program in the four counties comprising the Cincinnati region of southern Ohio. This program is scheduled to commence operations in January, 1996. In general, however, this industry is experiencing delays in the awarding of contracts and in requests for new bids. These delays have extended MARTA's expectations for sales and profits from additional new programs to a period beyond 1995. Much of this delay has been caused by states seeking permission from the Federal Environmental Protection Agency ("EPA") for hybrid testing programs that may include both centralized and decentralized elements, after the EPA earlier this year allowed California to implement such a hybrid program for a trial period. Although the EPA appears to be willing to consider some deviation from its centralized testing only philosophy, it appears that it will not allow totally decentralized emissions testing programs. Thus, there continues to appear to be a strong role for the centralized emissions testing operators in those states requiring such programs for their clean air programs, and the Company continues to believe that it is well positioned to participate in future awards.

    Operating Income: Overall gross margins on product sales approximated 30.0% and 31.4% of sales for the nine months ended September 30, 1994 and 1993, respectively, and 30.8% and 30.9% for the three months ended September 30, 1994 and 1993, respectively. The lower gross margins for the 1994 nine month period reflect start-up costs relating to the Crew Cab program in Louisville, Kentucky by the Truck Products segment, and higher engineering costs incurred by the Mobile Communications segment due to new product development. Selling, general and administrative expenses were 16.1% and 17.8% of product sales for the nine months ended September 30, 1994 and 1993, respectively, and 16.1% and 18.0% for the three months ended September 30, 1994 and 1993, respectively. Improved results are attributable to the spreading of fixed costs on higher sales. Such improvement, however, is offset, in part, by spending increases related to international marketing development costs in the Mobile Communications segment.

    Joint Venture Operations: For the nine and three months ended September 30, 1994, the Company reported equity earnings from its joint venture of $799,000 and $1,693,000, respectively, compared to $434,000 and $1,033,000 for the nine and three months ended September 30, 1993. Results for the periods presented are attributable to GO/DAN Industries ("GDI"), a 50/50 partnership accounted for under the equity method. This industry experiences significant seasonality, and the third quarter, which includes the hot summer months requiring more frequent radiator replacement, is traditionally its best. Sales and operating margins have improved in 1994 when compared with 1993 due to improved efficiencies and cost containment efforts.

    Interest and Financing Expense: Net interest and financing expense for the nine months ended September 30, 1994 has declined significantly over the comparable 1993 period due to the conversion of the Company's convertible subordinated debentures into common stock of the Company during the third quarter of 1993 and to the investment of cash generated from operations. For the three months ended September 30, 1994 financing expense is down slightly from the comparable 1993 period as lower interest costs related to cash generated by operations was offset, in part, by lower interest income earned on the proceeds received upon payment of a note receivable (See Note 6) which bore interest at a higher rate than current investment yields.

    Income Taxes: In 1994, the Company began accruing U.S. Federal income taxes at the full statutory rate (35%) as a result of its recognition of all remaining tax loss carryforwards in 1993. This event, in combination with the impact of state taxes, results in an estimated effective tax rate for the nine months and three months ended September 30, 1994 of 38.2% and 37.0%, respectively, as compared with 14.9% and 16.1%, respectively, for the comparable 1993 periods. These tax rates result in the significantly increased provision for income taxes during 1994 (as well as that expected for the balance of 1994) when compared with 1993. See Notes 1 and 4 of Notes to Consolidated Condensed Financial Statements for additional information.

    Discontinued Operations: On June 11, 1993, the Company completed the sale of its Allen Testproducts division and related lease financing operations to SPX Corporation; accordingly, the Consolidated Statement of Income for the nine months ended September 30, 1993 reflect these product lines as discontinued operations.


Liquidity and Capital Resources

    As set forth in the Consolidated Condensed Statements of Cash Flows, the Company generated $34.4 million in cash from operations in the first nine months of 1994 as compared with a cash usage of $3.9 million for the comparable period in 1993. The significant increase in cash flow is due to higher income before taxes from continuing operations and the impact of the elimination of the discontinued operations which resulted in significant losses in 1993. Further impacting the comparison is the fact that 1993 (in large measure the third quarter) cash flow included significant cash utilization to fund start-up of a manufacturing facility for the production of Crew Cabs for the Ford Motor Company. In May 1994, the Company received $21.2 million (including accrued interest) as a full prepayment of the subordinated note relating to the divestiture of the Allen Testproducts division and related lease financing operations as described in Note 6 to the Consolidated Condensed Financial Statements. At September 30, 1994, the Company had $25.8 million of cash and equivalents. The cash is invested in short-term obligations, which are accorded one of the two highest ratings available from one of the nationally recognized credit rating agencies.


    On October 3, 1994 the Company announced the signing of an agreement to purchase 40% of the outstanding capital stock of FOR.E.M. S.p.A., an Italian telecommunications manufacturer, as well as options to acquire the remaining shares over the next five years. See Note 9 of Notes to Consolidated Condensed Financial Statements for additional information. The Company presently intends to finance this investment through internally generated funds.

    Management believes that the continued strong profitability of the Company, a cash and short-term investment balance of $25.8 million, the generation of approximately $38.0 million from the sale of the Maryland centralized emissions test program in January 1995 (See Note 8) and available unused commitments under its long-term credit facilities of $94 million and unused credit facilities and lines for MARTA of $93 million are sufficient to provide liquidity and fund growth.



                      PART II - OTHER INFORMATION


Item 5 - Other Information

    On October 3, 1994, the Company announced the signing of an agreement to purchase 40% of the outstanding capital stock of FOR.E.M. S.p.A. as well as options to acquire the remaining shares during the next five years. See Note 9 of Notes to Consolidated Condensed Financial Statements and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information.


Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        (10) Amendment To The Allen Group Inc. 1992 Stock Plan

        (11) Statement re computation of earnings per common share.

        (27) Financial Data Schedule

        (99) Press release dated October 3, 1994 announcing an alliance between The Allen Group Inc. and FOR.E.M. S.p.A.


    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter for which this report is filed.





                              SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         The Allen Group Inc.
                                             (Registrant)






Date:   November 14, 1994          By:   /s/ Robert A. Youdelman
                                             Robert A. Youdelman
                                       Senior Vice President-Finance
                                         (Chief Financial Officer)





Date:   November 14, 1994          By:     /s/ James L. LePorte
                                               James L. LePorte
                                        Vice President and Controller
                                        (Principal Accounting Officer)





                            THE ALLEN GROUP INC.
                               EXHIBIT INDEX

                                                                        Page
    (a) Exhibit Number:

        (10) Amendment To The Allen Group Inc. 1992
             Stock Plan.............................................     17

        (11) Statement re computation of earnings per
             common share...........................................     18

        (27) Financial Data Schedule................................     19

        (99) Press release dated October 3, 1994 announcing
             an alliance between The Allen Group Inc. and
             FOR.E.M. S.p.A.........................................  20 - 22




                           EXHIBIT 10
                AMENDMENT TO THE ALLEN GROUP INC.

                         1992 STOCK PLAN


    This Amendment to The Allen Group Inc. 1992 Stock Plan is hereby adopted this 13th day of September, 1994, to provide as follows:

    Section 2 of the Plan is hereby amended by deleting the last sentence thereof and inserting in place thereof the following sentence:

        In the event that any Restricted Shares shall be forfeited or any option granted under the Plan shall terminate, expire or, with the consent of the optionee, be canceled as to any shares of Common Stock, without having been exercised in full, new awards of Restricted Shares may be made or new options may be granted with respect to such shares without again being charged against the maximum share limitation set forth above in this
        Section 2; provided, however, that the number of forfeited Restricted Shares awarded under the Plan with respect to which dividends have been declared and paid by the Company prior to such Shares being forfeited in excess of 10 percent of the maximum share limitation set forth above in this Section 2 shall be charged against the maximum share limitation set forth above.

    All other provisions of the Plan are hereby ratified, confirmed and approved.

    IN WITNESS WHEREOF, the Company has caused this Amendment to be duly executed in its name by its duly authorized officer this 13th day of September, 1994.

                         THE ALLEN GROUP INC.



                         By:     /s/ Philip Wm. Colburn
                              Philip Wm. Colburn, Chairman




ATTEST:    /s/ McDara P. Folan, III
        McDara P. Folan, III, Secretary



                                EXHIBIT 11
                           THE ALLEN GROUP INC.

                      EARNINGS PER COMMON SHARE DATA
                          (Amounts in Thousands)

Net income and common shares used in the calculations of earnings per common share were computed as follows:

                                        Three Months      Nine Months
                                           Ended              Ended
                                       September 30,       September 30,
                                       1994     1993      1994      1993
Income:

    Net income                        $ 8,568  $ 7,559   $20,430   $15,876

    Less: Preferred stock dividends         -     (168)        -    (2,180)

        Net income applicable to
         common stock - primary         8,568    7,391    20,430    13,696

    Adjustments for Fully Diluted:

        Preferred stock dividends           -      168         -     2,180
        Debenture interest                 47      241       137       621
        Net income applicable to
         common stock - fully diluted $ 8,615  $ 7,800   $20,567   $16,497

Common Shares:

    Weighted average outstanding
        common shares                  25,355   24,146    25,337    21,103

    Common stock equivalents              737      790       659       823

        Common shares - primary        26,092   24,936    25,996    21,926

    Common shares issuable for:

        Stock options                      99       61        38        77
        Conversion of preferred stock       -      766         -     3,322
        Conversion of debentures          359      719       359     1,078

        Common shares - fully diluted  26,550   26,482    26,393    26,403


Notes:
This calculation is submitted in accordance with Regulation S-K Item
601(b)(11) although not required for income statement presentation because it results in dilution of less than 3 percent.

The Company's preferred stock was called for redemption in July, 1993. Prior to the redemption date, all but a small fraction of the preferred shares were converted into common stock of the Company. In addition, during the second half of 1993, the majority of the outstanding convertible subordinated debentures were converted into shares of common stock.


                                 EXHIBIT 27
                          FINANCIAL DATA SCHEDULE



                           FOLLOWING EXHIBIT 99






                                                        EXHIBIT 99


               THE ALLEN GROUP INC. PRESS RELEASE

         ALLEN GROUP AND FOREM S.p.A. ANNOUNCE ALLIANCE


      BEACHWOOD, OHIO, October 3, 1994 -- The Allen Group Inc.
announced today the signing of an agreement to purchase 40% of FOREM S.p.A. of Agrate Brianza (Milan), Italy as well as options to acquire the remaining shares during the next five years. FOREM owns 62% of MIKOM GmbH, located in Buchdorf, Germany, and also has sales and service offices located in the U.K. and France. The agreement also states that the current management and key employees of FOREM and MIKOM will remain in their current positions.

    The FOREM group of companies is one of the leading suppliers of wireless telecommunications products to the major European
telecommunication equipment OEM's as well as the cellular
operators.  FOREM's products are designed and manufactured in Italy and consist primarily of transmitting combiners, receiving
multicouplers, filters, and tower top amplifiers used in cellular
base stations.   MIKOM's products are designed and manufactured in
Germany and consist of repeaters, microcells and in-building coverage products.  The FOREM group's primary development focus has been on GSM, DCS 1800, and PCS technologies, which are the most prevalent technologies in Europe for wireless communications and rapidly becoming the world standard for many new wireless systems, and are expected to be the standard for the upcoming PCS systems in the United States.

    Robert G. Paul, President and CEO of The Allen Group stated:
"The alliance of FOREM and MIKOM with our Allen Telecom Group enhances our ability to be a worldwide competitor with our broadened range of wireless telecommunications products. The addition of modern manufacturing facilities in both Italy and Germany allows us to supply and support European Economic Community customers with both FOREM-MIKOM and Allen Telecom Group products.
The strong customer relationships already developed between the FOREM group and the major European OEM's will be utilized to introduce more of the Allen Telecom Group products to Europe.

    "The strong FOREM-MIKOM leadership position in GSM, DCS 1800 and PCS products will give Allen a major head start as a PCS
supplier in the U.S.   The announced timing for the wide band PCS
auction in the U.S. makes this head start very valuable.  The FOREM and MIKOM products are expected to have a strong acceptance in other parts of the world where Allen will introduce them."

    Mr. Goffredo Modena, CEO and Managing Director of FOREM S.p.A., said: "The FOREM group's total sales were $30 million in the last fiscal year, almost all within the European Common Market, in the expanding GSM, DCS 1800 and PCS technologies. FOREM's rapid growth is indicative of its well-designed, sophisticated products and its strategic positioning in Europe. Allen has the ability to introduce the FOREM-MIKOM products into the U.S. and Canada and throughout the rest of the world since Allen has established strong sales and service operations in Australia, Brazil, Singapore and China."

    Mr. Paul stated: "The closing of this transaction is expected to be completed before year-end 1994, and all of The Allen Telecom
Group and FOREM group companies are expected to be operating on a fully coordinated basis by January 1, 1995."

    The Allen Group Inc. (NYSE symbol - ALN) manufactures and markets electronic and other mobile communications products for the wireless telecommunications industry, produces and sells truck components and operates centralized automotive emissions inspection programs.
                              -30-



For further information contact:   Robert A. Youdelman
                                   216-765-5820



