Form 10-K405
ALLEN GROUP INC
filed 1995-03-30
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                  to
                               ---------------      ---------------

                     Commission file number     1-6016
                                            -------------

                             THE ALLEN GROUP INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                          38-0290950
-------------------------------                         -------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

25101 Chagrin Boulevard, Beachwood, Ohio                      44122
----------------------------------------                    ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (216) 765-5818

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                   WHICH REGISTERED
     -------------------                               ------------------------
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

As of March 3, 1995, there were 26,133,073 shares of the Registrant's Common Stock issued and outstanding, and the aggregate market value (based upon the last sale price of the Registrant's Common Stock on the New York Stock Exchange Composite Tape on March 3, 1995) of the Registrant's Common Stock held by nonaffiliates of the Registrant was $607,593,947.

Exhibit Index is on page 20 to 25 of this Report.


                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended December 31, 1994 incorporated by reference into Parts I and II hereof.

Proxy Statement dated March 17, 1995 for Annual Meeting of Stockholders to be held April 27, 1995 incorporated by reference into Part III hereof.

                              THE ALLEN GROUP INC.

                                   FORM 10-K

                 (For the fiscal year ended December 31, 1994)


                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I

   Item  1 - Business .................................................     3

   Item  2 - Properties ...............................................     9

   Item  3 - Legal Proceedings ........................................     9

   Item  4 - Submission of Matters to a Vote of Security Holders ......     9

   Executive Officers of The Registrant ...............................    10


PART II

   Item  5 - Market for Registrant's Common Equity and Related
             Stockholder Matters ......................................    12

   Item  6 - Selected Financial Data ..................................    12

   Item  7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................    12

   Item  8 - Financial Statements and Supplementary Data ..............    12

   Item  9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ......................    13


PART III

   Item 10 - Directors and Executive Officers of the Registrant .......    14

   Item 11 - Executive Compensation ...................................    14

   Item 12 - Security Ownership of Certain Beneficial Owners
             and Management ...........................................    14

   Item 13 - Certain Relationships and Related Transactions ...........    14


PART IV

   Item 14 - Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ......................................    15


SIGNATURES ............................................................    18


EXHIBIT INDEX .........................................................    20

                              THE ALLEN GROUP INC.

                                   FORM 10-K

                                     PART I

                               ITEM 1 - BUSINESS


GENERAL

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

         The businesses of Allen and its subsidiaries include Mobile Communications Products, Automotive Test and Service and Truck Products.

         On December 15, 1994, the Company acquired a 40% interest in FOR.E.M. S.p.A. ("FOREM") of Agrate Brianza (Milan), Italy and acquired an additional 40% interest in FOREM on March 17, 1995. The Company has options to acquire the remaining shares of FOREM during the next five years. FOREM owns 62% of MIKOM G.m.b.H., ("MIKOM") located in Germany and also has sales and service offices in the United Kingdom and France. FOREM is one of the leading suppliers of wireless telecommunications products to the major European telecommunications equipment manufacturers and wireless operating companies. Additional information regarding this acquisition is incorporated herein by reference to "Investments" in Note 3 of the Notes to Consolidated Financial Statements on page 21 of Allen's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

         There have been no other significant changes in the business, kinds of products produced or services rendered or in the markets or methods of distribution since the beginning of the last fiscal year.


MOBILE COMMUNICATIONS PRODUCTS

        Allen's Mobile Communications Products segment is principally comprised of Allen Telecom Group ("ATG") and Comsearch. ATG's principal product lines are systems products, including Extend-A-Cells(TM), cellular repeaters, microcells, wireless PBX systems, paging repeaters and power amplifiers; site management and base station products, including filters, combiners, duplexers, isolators and cable; and mobile and base station antennas. The demand for equipment supplied by ATG is primarily a function of the development of wireless communications systems throughout the world, and ATG's ability to develop new products and technologies related to system coverage and capacity.

         Comsearch is a leading provider of transmission planning services, engineering services and software for microwave, satellite, cellular, Specialized Mobile Radio ("SMR") and Personal Communications Systems ("PCS").

         As previously mentioned, the Company purchased an 80% interest in FOREM, as well as options to acquire the remaining shares of FOREM during the next five years. The acquisition of FOREM (and its 62% owned subsidiary MIKOM) enhances ATG's ability to serve more effectively all major customers, both cellular carriers and original equipment manufacturers, and the expanding telecommunications technologies throughout the world. In addition, FOREM should bolster sales of ATG's broad range of products in Europe through FOREM's and MIKOM's existing customer base and marketing and distribution network.

         In 1994, sales of the Mobile Communications Products segment increased nearly $30 million, or 16%, over 1993, primarily due to continued strong growth of the systems products and mobile and base station antenna product lines.

         Mobile Communication products are manufactured or assembled by the Company, and are sold directly or through distributors and sales representatives to original equipment manufacturers, common carriers and other large users of telecommunications products.


AUTOMOTIVE TEST AND SERVICE

         Allen's Automotive Test and Service segment consists solely of its wholly owned subsidiary, MARTA Technologies, Inc. ("MARTA"). MARTA designs, builds and operates centralized automotive emissions testing programs under long-term contracts with state governments, and is one of only four major companies that has the necessary capabilities and experience for such programs. During 1994, MARTA's sole source of sales revenue was its Jacksonville, Florida emissions testing program which, at $2.8 million, represents less than 1% of consolidated sales of the Company.

         Centralized emissions testing programs are mandated by the Federal Environmental Protection Agency ("EPA") pursuant to the 1990 Clean Air Act. Generally, each of these emissions testing programs is structured so that once awarded, the company awarded the program (such as MARTA) is responsible for purchasing the land, constructing the testing facilities, equipping the sites with analytical and computer equipment, hiring and training personnel and eventually operating the program. It is not until a program begins to operate (typically under a multi-year sole source contract) that revenue (generally on a fixed fee, cash per test basis) is generated.

         In 1993, MARTA was awarded the programs for the State of Maryland and the El Paso region of Texas, both of which were scheduled to begin testing on January 3, 1995; however, both programs were delayed due to computer software and other problems incurred in bringing this new technology on line. On February 2, 1995, the Company announced that the State of Texas adopted a 90-day suspension of its program through May 1, 1995, the purpose of which is to study and/or develop alternative inspection programs. At this time, there is no certainty that the Texas program will begin testing on its projected start day of May 1, 1995. The State of Maryland has notified MARTA to take the necessary steps to implement MARTA's Maryland program on or about May 1, 1995, using a combined "tailpipe"/IM 240 inspection program. As a result of the move to a combined program, the State of Maryland and MARTA are engaged in discussions regarding the change in scope, and a corresponding change in fees to be received by MARTA, with respect to the Maryland program. The State also notified MARTA that its management fee for the operation of its Maryland program will become effective March 1995.

         In addition to the Maryland and El Paso, Texas programs, the Company was awarded the centralized emissions testing programs in the Cincinnati region of Ohio and in Northern Kentucky in 1994. The Ohio and Kentucky programs are scheduled to start on January 1, 1996. However, with respect to MARTA's Northern Kentucky centralized emissions testing program, the State of Kentucky has notified MARTA that the State is reviewing the effect of the Federal EPA's changing mandates on planned and implemented programs in Northern Kentucky. In light of these developments, the State has requested that MARTA limit its activities to the search for suitable test station locations, but not enter into any contractual arrangements to lease or purchase property for these test stations until the State resolves its issues with the Federal EPA.

        Centralized emissions testing programs mandated by the EPA, pursuant to the 1990 Clean Air Act, have come under increased scrutiny in recent months by both state and federal officials. Recently, the EPA announced its intent to provide increased flexibility for state authorities charged with implementing the federally-mandated programs. Legislation has been proposed or adopted in a number of states, including Kentucky, Maryland and Texas, to delay, suspend, modify or cancel the enhanced IM 240 centralized emissions testing programs until the EPA clarifies its positions and regulations on these programs. As discussed above, the Maryland legislature approved a measure which would delay until July 1, 1996 emissions testing using the new IM 240 technology. Prior to July 1, 1996, the State would use a combined "tailpipe"/IM 240 inspection program. The "tailpipe" emissions test had been the prior standard in Maryland. After this period, the IM 240 test would be mandated for all vehicles. In addition, the State of Texas has made a request to the EPA to exempt the El Paso region from the emissions testing requirements; no determination has yet been made. At this time, it is not possible to predict the outcome of future federal or state legislation; however, the Company believes its existing contracts call for appropriate compensation should any of the programs be substantially changed or canceled.

         As of December 31, 1994, the Company's investment in the Maryland program approximated $.8 million. In 1994, the State of Maryland paid $37.3 million of the stipulated purchase price of $39.2 million, pursuant to the contract to purchase the buildings and equipment. The land for these facilities was acquired earlier by Maryland. For the El Paso region of Texas program, the Company's net capitalized investment approximated $6.5 million at December 31, 1994, and the Company expects to incur an additional $.6 million in early 1995 to bring this program on line. The Cincinnati, Ohio program is expected to proceed as planned with the implementation of centralized emissions inspection programs as previously awarded. MARTA will lease the land and buildings from an independent third party developer but will own the testing equipment.

         The outlook for this business regarding future emissions test programs and the related timing of bids has become much more unpredictable given the current political climate and certain states' adverse reaction to compliance with these perceived unfunded Federal mandates. Programs that MARTA has bid upon, or was expecting to bid upon, have all taken various forms of delays and continue to remain uncertain.


TRUCK PRODUCTS

         Allen manufactures and sells heavy-duty radiators and specialty heat exchangers for trucks and off-highway equipment through its G & O Manufacturing Company division. Allen also produces steel parts manufactured primarily to customers' specifications, such as truck fenders, cabs, specialized interiors installed in utility trucks and vans, and custom sheet metal fabrications for the telecommunications market, through its Crown divisions. These products are sold by Allen's own sales employees and commissioned sales representatives to major automotive, truck and off-highway equipment manufacturers, major delivery services and others.

         In 1994, sales to The Ford Motor Company, PACCAR Inc. and MACK accounted for 43%, 13% and 11%, respectively, of sales in the Truck Products segment.


JOINT VENTURE OPERATIONS

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

         The Mobile Communications segment is expected to absorb almost 70% of the Company's capital expenditure requirements in 1995 (excluding MARTA). In addition, the Company acquired an additional 40% interest in FOREM in 1995 for $8.1 million plus certain contingent payouts. The remaining contingent payouts, if any, in an amount of up to $8.5 million, may be earned and would be payable in future years.

         The capital requirements with respect to MARTA are, however, less clear given the uncertainty in the centralized emissions testing industry as described previously. In 1994, the Company substantially completed the construction of the Maryland and El Paso region of Texas programs, financing the cost principally through internally generated funds. In late December, the Company received $37.3 million against the purchase price of the facilities and equipment from the State of Maryland. MARTA's programs in the Cincinnati region of Ohio and Northern Kentucky are anticipated to require approximately $18.0 million of capital, which the Company presently intends to finance with internally generated funds. The land and buildings for these two programs will be acquired, constructed and financed by an independent third party developer from whom MARTA will lease the facilities under a capital lease arrangement.


COMPETITION

         In each of Allen's industry segments, competition is vigorous. In its centralized emissions testing inspection program product line, the Company presently has three principal competitors. The primary criteria of competition and the selection of a contractor by the governmental agency are experience, technological capability, financial resources and price. The Company believes that it has established a major market position in the United States for mobile cellular telephone antennas, where competition is distributed among many manufacturers. In its other product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. Allen's principal methods of competition include price, service, warranty, market availability and product research and development, innovation and performance. In certain of its product lines, the Company has augmented its own resources through licensing agreements with companies possessing complementary resources and technologies.


MAJOR CUSTOMERS

         Except as noted in the Automotive Test and Service and Truck Products industry segment descriptions, there is no single customer or group of a few customers for which the loss of any one or more would have a material adverse effect on any industry segment or on the Company. Sales of Mobile Communications products are widely distributed among many customers.

BACKLOG

         The approximate backlog of orders for the Company's continuing operations by industry segment as of December 31, 1994 and 1993 are as follows (amounts in thousands):

                                                      1994         1993
                                                      ----         ----
      Automotive Test and Service                   $206,812     $ 67,176
      Truck Products                                  21,657       19,544
      Mobile Communications Products                  33,791       20,082
                                                    --------     --------

                                                     262,260      106,802

      Automotive Test and Service
       backlog not expected to be filled
       within one year                              (194,112)     (64,376)
                                                    --------     --------

      Backlog expected to be filled in
       succeeding fiscal year                       $ 68,148     $ 42,426
                                                    ========     ========

The increase in the Automotive Test and Service backlog represents the award of two emissions testing contracts to MARTA (the Cincinnati region of Ohio and Northern Kentucky) in 1994. Centralized emissions testing programs have come under increased scrutiny by both state and federal officials. Legislation has been proposed in a number of states, including Kentucky, Maryland and Texas where MARTA has programs, to amend and/or cancel programs which could impact the existing Backlog. For additional information, see the "Automotive Test and Service" sections of "Item I - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and results of Operations" included in this Form 10-K report. The increase in backlog for Mobile Communications Products represents increased orders for systems and site management products. With the exception of Automotive Test and Service, all 1994 backlog is expected to be completely filled within the 1995 fiscal year.


PRODUCTION, RAW MATERIALS AND SUPPLIES

         In addition to manufacturing certain products, Allen also assembles at its facilities certain components manufactured for it by non-affiliated companies. The principal materials used in the production of Allen's products are steel, copper, brass, aluminum, plastics and electronic components. These materials are purchased regularly from several domestic and foreign producers and have been generally available in sufficient quantities to meet Allen's requirements, although occasionally shortages have occurred. A significant portion of the copper and brass used by the Company in the manufacture of truck radiators is sourced from a foreign manufacturer; the Company believes that the risk, if any, inherent in this arrangement is no greater than in any of its other raw material sources. The Company believes that the supplies of materials through the end of 1995 will be adequate.


PATENTS, LICENSES AND FRANCHISES

         The Company owns a number of patents, trademarks and copyrights and conducts certain operations under licenses granted by others. Although the Company does not believe that the expiration or loss of any one of these would materially affect its business considered as a whole or the operations of any industry segment, it does consider certain of them to be important to the conduct of its business in certain product lines. In 1991, a United States Federal Court found that an overseas manufacturer had willfully infringed the Company's patent on its On-GlassR cellular telephone antennas. The Company believes that the court affirmation of the validity of its patent has slowed the entrance of infringing foreign-manufactured products into the United States. Business franchises and concessions are not of material importance to Allen's industry segments.

RESEARCH AND DEVELOPMENT

         The Company is engaged in research and development activities (substantially all of which are Company-sponsored) as part of its ongoing business. The Company is continuing to emphasize the development of specialty products and accessories to serve the cellular telephone and wireless communications markets. Currently, these development activities are not expected to require a material investment in assets. For additional information, see "Research and Development Expenses" in Note 1 of Notes to Consolidated Financial Statements on page 20 of Allen's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


ENVIRONMENTAL CONTROLS

         The Company is subject to federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and financial liability to the Company. Additional information regarding environmental issues is incorporated herein by reference to the last paragraph of Note 6, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements on page 24 of Allen's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


EMPLOYEES

         As of December 31, 1994, Allen had approximately 2,700 employees.


SEASONAL TRENDS

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


INDUSTRY SEGMENTS, CLASSES OF PRODUCTS, FOREIGN OPERATIONS AND EXPORT SALES

         Information relating to the Company's industry segments, classes of similar products or services, foreign and domestic operations and export sales is incorporated herein by reference to "Segment Sales and Income" on page 14, "Industry Segment and Geographic Data" in Note 9 of the Notes to Consolidated Financial Statements on page 26, and the information presented in the charts on pages 30 to 33, of the Company's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

         Except with respect to ATG's Mexican operations which supplies mobile antennas to ATG, and FOREM and MIKOM's European operations, Allen engages in no material manufacturing operations in foreign countries, and no material portion of Allen's sales currently is derived from such operations. The Company's recent investment in FOREM and MIKOM will result in the Company having significant manufacturing and sales operations in Italy and Germany in 1995. In addition, the Company's 50/50 joint venture, GO/DAN Industries, has a manufacturing facility located in Mexico. With the opportunities represented by the rapid deployment of cellular telephony systems throughout the world, the Company has seen extensive growth in international markets and export sales have increased from $57 million in 1993 to over $70 million in 1994. This growth has encouraged the Company to continue to expand the size and number of its international sales and service offices. In the opinion of management, any risks inherent in Allen's existing foreign operations and sales are not substantially different than the risks inherent in its domestic operations and sales.

                              ITEM 2 - PROPERTIES


         At December 31, 1994, Allen's continuing operations were conducted in 42 facilities in 16 states and Mexico. In addition, ATG maintains sales offices in Australia, Canada, China, Brazil, Germany, the United Kingdom and Singapore. Allen occupies approximately 1,648,000 square feet of space for manufacturing, fabrication, assembly, centralized automotive emissions testing, warehousing, research and development and administrative offices.
Approximately 634,000 square feet are rented under operating leases, and the remainder is owned. Principal domestic facilities are located in Ohio, Connecticut, Florida, Kentucky, Mississippi, Texas and Virginia. In Reynosa, Mexico, Allen owns one building with approximately 59,000 square feet.

         Information concerning the Company's properties by industry segment at December 31, 1994 is as follows (amounts in thousands):


                                                   Square Footage
                                  ------------------------------------------------

                                     Domestic              Foreign
                                     --------              -------
                                  Owned    Leased      Owned     Leased     Total
                                  -----    ------      -----     ------     -----
Automotive Test and Service         74       23          -         -           97
Truck Products                     621      157          -         -          778
Mobile Communications Products     260      434          59        7          760
General Corporate                   -        13          -         -           13
                                   ---      ---          --        -        -----

                                   955      627          59        7        1,648
                                   ===      ===          ==        =        =====

         Allen's machinery, plants, warehouses and offices are in good condition, reasonably suited and adequate for the purposes for which they are presently used and generally are fully utilized.

         In addition to the above, Allen owns three manufacturing facilities that had been utilized by its discontinued operations and former automotive replacement radiator businesses. Two of these facilities (totalling 155,000 square feet) are currently under short-term leases, including a facility leased to the purchaser of the automated manufacturing equipment product line and a facility leased to GO/DAN Industries (an affiliated joint venture). The Company has entered into a purchase agreement to sell the third facility (consisting of 30,600 square feet) subject to the fulfillment of certain terms and conditions.



                           ITEM 3 - LEGAL PROCEEDINGS


         The information required by this Item is incorporated herein by reference to the fourth paragraph of Note 6, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements on page 23 of the Registrant's 1994 Annual Report to Stockholders, a copy of which is filed as
Exhibit 13 to this Report.



          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


         The following list sets forth the names of the executive officers (as defined under rules promulgated by the Securities and Exchange Commission) of Allen, their ages and business experience during at least the last five years.

ROBERT G. PAUL - President and Chief Executive Officer; age 53.

         Mr. Paul has been President and Chief Executive Officer of the Company since February 1991. He was President and Chief Operating Officer of the Company from December 1989 to February 1991, Senior Vice President - Finance from April 1987 to December 1989, Vice President-Finance from January 1987 to April 1987 and a Vice President from 1974 to January 1987. He also was President of the Antenna Specialists Company division of the Company's subsidiary, Orion Industries, Inc. (a predecessor of ATG), from 1978 to June 1990. Mr. Paul joined the Company in 1970 as an Assistant to the President and also served as Assistant Treasurer from 1970 to 1972. He was elected Treasurer in 1972 and Vice President and Treasurer of Allen in 1974. Mr. Paul was appointed Vice President- Finance and Administration of the Antenna Specialists Company division of Allen's subsidiary, Orion Industries, Inc. (a predecessor of ATG), in 1976, its Vice President-Operations in 1977 and its President in 1978, while continuing as a Vice President of Allen.

ROBERT A. YOUDELMAN - Senior Vice President-Finance and Chief Financial Officer; age 53.

         Mr. Youdelman joined the Company in 1977 as Director of Taxes. In February 1980 he was elected Vice President-Taxation, and in December 1989 was elected Senior Vice President-Finance and Chief Financial Officer. Mr. Youdelman is an attorney.

FRANK J. HYSON - Vice President; age 62.

         Mr. Hyson joined Allen in 1973 as Vice President-Finance of the Company's Crown Divisions and was appointed President of Crown in 1976. He was elected a Vice President of Allen in September 1987.

ERIK H. VAN DER KAAY - Vice President; age 54.

         Mr. van der Kaay joined the Company in 1990 as President of the Antenna Specialists Company division of Allen's subsidiary, Orion Industries, Inc. (a predecessor of ATG). He was elected Vice President of Allen in February 1993. Prior to joining Allen, Mr. van der Kaay was the Chief Executive Officer of Millitech Corporation, a developer and manufacturer of milliliter communication components and systems, South Deerfield, Massachusetts, from 1988 to 1990, and Group Vice President of Telecommunications at Avantek Inc., a developer and manufacturer of microwave radios and CATV systems, Santa Clara, California, from 1984 to 1988.

JAMES L. LEPORTE, III - Vice President and Controller; age 40.

         Mr. LePorte joined the Company in 1981 as Senior Financial Analyst. In 1983, he was appointed Manager of Financial Analysis, and, in 1984, was named Assistant Controller. In April 1988, Mr. LePorte was elected Controller of the Company, and, in December 1990, was elected a Vice President.

JOHN C. MARTIN, III - Vice President and Treasurer; age 42.

         Mr. Martin joined the Company in 1979 as a Senior Business Analyst and was appointed Manager, International Business Development in 1984 and Director, Corporate Development in 1987. He was elected Treasurer in April 1988 and a Vice President in September 1991.

MCDARA P. FOLAN, III - Vice President, Secretary and General Counsel; age 36.

         Mr. Folan joined the Company in August 1992 as Corporate Counsel and was elected Secretary and General Counsel in September 1992 and Vice President in December 1994. Prior to joining Allen, Mr. Folan was affiliated with the law firm of Jones, Day, Reavis and Pogue, Cleveland, Ohio, from September 1987 to August 1992. Mr. Folan is an attorney.

There is no family relationship between any of the foregoing officers. All officers of Allen hold office until the first meeting of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

                                    PART II


 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The information required by this Item is incorporated herein by reference to the eighth paragraph of Note 2 of the Notes to Consolidated Financial Statements on page 21, and to "Exchange Listings", "Market Price Range of Common Stock", "Dividends Declared on Common Stock" and "Stockholders" on page 35, of the Registrant's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


                        ITEM 6 - SELECTED FINANCIAL DATA


         The information required by this Item is incorporated herein by reference to "Five Year Summary of Operations" on page 34 of the Registrant's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report. In addition, cash dividends declared per common share is as follows:

                            1990                       -0-
                            1991                      $.046
                            1992                      $.105
                            1993                      $.13
                            1994                      $.17


    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


         The information required by this Item is incorporated herein by reference to pages 30 to 33 of the Registrant's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report, as updated below.

         Since the mailing of the Registrant's 1994 Annual Report to Stockholders on March 17, 1995, the State of Maryland has notified MARTA to take the necessary steps to implement MARTA's Maryland centralized emissions testing program on or about May 1, 1995, using a combined "tailpipe"/IM 240 inspection program. Based on the current status of legislation, the combined program will revert to an IM 240 inspection program on July 1, 1996. As a result of the move to a combined program, the State and MARTA are engaged in discussions regarding the change in scope, and a corresponding change in fees to be received by MARTA, with respect to the Maryland program. The State also informed MARTA that its management fee for the operation of its Maryland program will become effective March 1995.

         With respect to MARTA's Northern Kentucky centralized emissions testing program, the State of Kentucky has notified MARTA that the State is reviewing the effect of the Federal EPA's changing mandates on planned and implemented programs in Northern Kentucky. In light of these developments, the State has requested that MARTA limit its activities to the search for suitable test station locations, but not enter into any contractual arrangements to lease or purchase property for these test stations until the State resolves its issues with the Federal EPA.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity on pages 15 to 18, to the Notes to Consolidated Financial

Statements on pages 19 to 28, and to the "Report of Independent Accountants" on page 29, of the Registrant's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.



           ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


            ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


         The information required by this Item relating to the Company's executive officers is included on pages 10 to 11 hereof under "EXECUTIVE OFFICERS OF ALLEN" and is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Employment, Termination of Employment and Change of Control Arrangements" on pages 15 to 16 of the Registrant's definitive proxy statement dated March 17, 1995 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934. The other information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Information Regarding Nominees" on pages 1 to 3 of the Registrant's definitive proxy statement dated March 17, 1995 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


                        ITEM 11 - EXECUTIVE COMPENSATION


         The information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Compensation of Directors" on pages 4 to 5 and to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT on pages 6 to 18 of the Registrant's definitive proxy statement dated March 17, 1995 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information required by this Item is incorporated herein by reference to "STOCK OWNERSHIP" on pages 19 to 21 of the Registrant's definitive proxy statement dated March 17, 1995 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The information required by this Item is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Transactions with Executive Officers and Directors" on page 18, and to "STOCK OWNERSHIP - Principal Stockholders" on page 19, of the Registrant's definitive proxy statement dated March 17, 1995 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                                    PART IV


   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)     FINANCIAL STATEMENTS OF THE REGISTRANT

    The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 17, 1995, are incorporated herein by reference to pages 15 to 29 of the Registrant's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

           Consolidated Statements of Income for the Years Ended December 31, 1994, 1993 and 1992

           Consolidated Balance Sheets at December 31, 1994 and 1993

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1993 and 1992

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

   (2)     FINANCIAL STATEMENT SCHEDULES

    The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14(a)(1) above:

           FINANCIAL STATEMENT SCHEDULES OF THE REGISTRANT

           Report of Independent Accountants on page 16 of this Report relating to the financial statement schedule

           Schedule II - Valuation and Qualifying Accounts and Reserves, on page 17 of this Report


    Schedules other than the schedule listed above are omitted because they are not required or are not applicable, or because the information is furnished elsewhere in the financial statements or the notes thereto.

    (3)    EXHIBITS*

    The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index on pages 20 to 25 hereof.


(b) REPORTS ON FORM 8-K

           None.

______________

*A copy of any of the Exhibits to this Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of The Allen Group Inc.:



    Our report on the consolidated financial statements of The Allen Group Inc. has been incorporated by reference in this Annual Report on Form 10-K from page 29 of the 1994 Annual Report to Stockholders of The Allen Group Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on page 15 of this Form 10-K Annual Report.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                        COOPERS & LYBRAND L.L.P.





Cleveland, Ohio
February 17, 1995

                              THE ALLEN GROUP INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                             (AMOUNTS IN THOUSANDS)





           Column A                     Column B            Column C            Column D       Column E
-------------------------------        ---------      --------------------     ----------      --------
                                        Balance             Additions                          Balance
                                                      --------------------
                                          at          Charged to  Charged      Deductions       at End
                                       Beginning      Costs and   to Other        from            of
           Description                 of Period       Expenses   Accounts      Reserves        Period
-------------------------------        ---------      ----------  --------     ----------      --------
Allowance for doubtful accounts:
1994                                    $ 1,270            417          -          3(1)         $1,684
                                        =======          =====     ======      =====            ======
1993                                    $ 3,543            719          -      2,992(1)(2)      $1,270
                                        =======          =====     ======      =====            ======
1992                                    $ 1,470          2,416          -        343(1)         $3,543
                                        =======          =====     ======      =====            ======





(1)    Represents the write-off of uncollectible accounts, less recoveries.

(2) Includes the elimination of related balances for its Allen Testproducts division and leasing subsidiary sold in 1993.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE ALLEN GROUP INC.
                                       --------------------
                                           (Registrant)




                                       By    /s/ Robert A. Youdelman
                                          -----------------------------
                                                Robert A. Youdelman
                                          Senior Vice President-Finance



Date:   March 30, 1995
      ------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Robert G. Paul                                  March 30, 1995
------------------------------------------
Robert G. Paul, President, Chief Executive
Officer and Director
(Principal Executive Officer)


 /s/ Robert A. Youdelman                             March 30, 1995
------------------------------------------
Robert A. Youdelman, Senior Vice President-
Finance (Principal Financial Officer)


 /s/ James L. LePorte                                March 30, 1995
------------------------------------------
James L. LePorte, Vice President and
Controller (Principal Accounting Officer)


                                                     March 30, 1995
------------------------------------------
Wade W. Allen, Director


 /s/ George A. Chandler                              March 30, 1995
------------------------------------------
George A. Chandler, Director


 /s/ Philip W. Colburn                               March 30, 1995
------------------------------------------
Philip W. Colburn, Chairman of the Board
and Director


 /s/ Jill K. Conway                                  March 30, 1995
------------------------------------------
Jill K. Conway, Director

 /s/ Albert H. Gordon                                March 30, 1995
------------------------------------------
Albert H. Gordon, Director


 /s/ William O. Hunt                                 March 30, 1995
------------------------------------------
William O. Hunt, Director


 /s/ J. Chisholm Lyons                               March 30, 1995
------------------------------------------
J. Chisholm Lyons, Director


 /s/ Charles W. Robinson                             March 30, 1995
------------------------------------------
Charles W. Robinson, Director


 /s/ Richard S. Vokey                                March 30, 1995
------------------------------------------
Richard S. Vokey, Director


 /s/ William M. Weaver, Jr.                          March 30, 1995
------------------------------------------
William M. Weaver, Jr., Director

                                 EXHIBIT INDEX

EXHIBIT NUMBERS                                                           PAGES
---------------                                                           -----
(3)    Certificate of Incorporation and By Laws -

       (a)    Restated Certificate of Incorporation (filed as
              Exhibit Number 3(a) to Registrant's Form 10-K
              Annual Report for the fiscal year ended December
              31, 1984 (Commission file number 1-6016) and
              incorporated herein by reference)........................    -

       (b)    Certificate of Designations, Powers, Preferences
              and Rights of the $1.75 Convertible Exchangeable
              Preferred Stock, Series A (filed as Exhibit Number
              3(b) to Registrant's Form 10-K Annual Report for
              the fiscal year ended December 31, 1986
              (Commission file number 1-6016) and incorporated
              herein by reference) ....................................    -

       (c)    Certificate of Amendment of Restated Certificate
              of Incorporation (filed as Exhibit Number 3(c) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1987 (Commission file number
              1-6016) and incorporated herein by reference) ...........    -

       (d)    Certificate of Designations, Powers, Preferences
              and Rights of the Variable Rate Preferred Stock,
              Series A (filed as Exhibit Number 3(d) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1987 (Commission file number
              1-6016) and incorporated herein by reference) ...........    -

       (e)    Certificate of Designation, Preferences and Rights
              of Series B Junior Participating Preferred Stock
              (filed as Exhibit Number 3(e) to Registrant's
              Form 10-K Annual Report for the fiscal year
              ended December 31, 1987 (Commission file number
              1-6016) and incorporated herein by reference) ...........    -

       (f)    Certificate Eliminating Variable Rate Preferred
              Stock, Series A (filed as Exhibit Number 3(f) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1989 (Commission file
              number 1-6016) and incorporated herein by
              reference) ..............................................    -

       (g)    Certificate of Amendment of Restated Certificate
              of Incorporation (filed as Exhibit Number 3(g) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1993 (Commission file number
              1-6016) and incorporated herein by reference)............    -

       (h)    Certificate Eliminating $1.75 Convertible Exchangeable
              Preferred Stock, Series A (filed as Exhibit Number 3(h)
              to Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1993 (Commission file number
              1-6016) and incorporated herein by reference)............    -

       (i)    By-Laws, as amended through September 10, 1992 (filed
              as Exhibit Number 3(g) to Registrant's Form 10-K
              Annual Report for the fiscal year ended December 31, 1992
              (Commission file number 1-6016) and incorporated herein
              by reference).............................................   -

(4)    Instruments defining the rights of security holders -

       (a)    Rights Agreement, dated as of January 7, 1988,
              between the Registrant and Manufacturers Hanover
              Trust Company (filed as Exhibit Number 4 to
              Registrant's Form 8-K Current Report dated
              January 7, 1988 (Commission file number 1-6016)
              and incorporated herein by reference) ...................    -

       (b)    Credit Agreement, dated as of February 17, 1994,
              among the Registrant, the Banks signatory thereto,
              and Bank of Montreal, as agent (filed as Exhibit
              Number 4(b) to Registrant's Form 10-K Annual Report
              for the fiscal year ended December 31, 1993 (Commission
              file number 1-6016) and incorporated herein by
              reference)...............................................    -

              Additional information concerning Registrant's long-term debt is set forth in Note 2 of the Notes to Consolidated Financial Statements on pages 20 to 21 of
              Registrant's 1994 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.
              Other than the Credit Agreement referred to above, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange Commission upon request.

(10)          Material contracts (All of the exhibits listed as
              material contracts hereunder are management contracts
              or compensatory plans or arrangements required to be
              filed as exhibits to this Report pursuant to Item 14(c)
              of this Report.)..........................................   -

       (a)    The Allen Group Inc. 1970 Non-Qualified Stock Option Plan,
              as amended April 25, 1978, June 23, 1981 and February 19,
              1985 (revised) (filed as Exhibit Number 10(a) to
              Registrant's Form 10-K Annual Report for the
              fiscal year ended December 31, 1985 (Commission
              file number 1-6016) and incorporated herein by
              reference)................................................   -

       (b)    Amendment, dated November 3, 1987, to 1970
              Non-Qualified Stock Option Plan (filed as Exhibit
              Number 10(b) to Registrant's Form 10-K Annual Report
              for the fiscal year ended December 31, 1987 (Commis-
              sion file number 1-6016) and incorporated herein by
              reference) ...............................................   -

       (c)    The Allen Group Inc. 1982 Stock Plan, as amended
              through November 3, 1987 (filed as Exhibit Number 10(c)
              to Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1987 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (d)    Amendment, dated as of December 4, 1990, to 1982 Stock
              Plan, as amended (filed as Exhibit Number 10(d) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1990 (Commission file number
              1-6016) and incorporated herein by reference) ............   -

       (e)    Form of Restricted Stock Agreement pursuant to 1982
              Stock Plan, as amended (filed as Exhibit Number 10(e) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1990 (Commission file number
              1-6016) and incorporated herein by reference) ............   -

       (f)    The Allen Group Inc. 1992 Stock Plan (filed as Exhibit
              Number 10(f) to Registrant's Form 10-K Annual Report
              for the fiscal year ended December 31, 1992 (Commission
              file number 1-6016) and incorporated herein by reference).   -

       (g)    Amendment to The Allen Group Inc. 1992 Stock Plan, dated
              September 13, 1994 (filed as Exhibit Number 10 to the
              Registrant's Form 10-Q Quarterly Report for the quarterly
              period ended September 30, 1994 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (h)    Second Amendment to The Allen Group Inc. 1992 Stock Plan,
              dated February 23, 1994...................................   26

       (i)    Third Amendment to The Allen Group Inc. 1992 Stock Plan,
              dated February 23, 1994...................................   27

       (j)    Form of Restricted Stock Agreement pursuant to 1992
              Stock Plan (Salary Increase Deferral), dated
              November 30, 1993, entered into by the Registrant
              with certain executive officers, officers and
              division presidents (filed as Exhibit Number 10(g) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1993 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (k)    Form of Restricted Stock Agreement pursuant to 1992
              Stock Plan (Salary Increase Deferral), dated
              April 28, 1992, entered into by the Registrant with
              certain executive officers, officers and division
              presidents (filed as Exhibit Number 10(g) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1992 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (l)    Amendment to Restricted Stock Agreements pursuant to
              1992 Stock Plan (Salary Increase Deferral), dated
              February 22, 1995.........................................   29

       (m)    Form of Non-Qualified Option to Purchase Stock
              granted to certain directors of the Registrant
              on September 12, 1989 (filed as Exhibit Number
              10(e) to Registrant's Form 10-K Annual Report
              for the fiscal year ended December 31, 1989
              (Commission file number 1-6016) and incorporated
              herein by reference) .....................................   -

       (n)    The Allen Group Inc. 1994 Non-Employee Directors
              Stock Option Plan (filed as Exhibit A to Registrant's
              Proxy Statement dated March 17, 1994 (Commission file
              number 1-6016) and incorporated herein by reference)......   -

       (o)    Form of Non-Qualified Option to Purchase Stock pursuant
              to The Allen Group Inc. 1994 Non-Employee Directors
              Stock Option Plan.........................................   31

       (p)    The Allen Group Inc. Amended and Restated Key
              Management Deferred Bonus Plan (incorporating
              all amendments through February 27, 1992) (filed as
              Exhibit Number 10(i) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1992
              (Commission file number 1-6016) and incorporated
              herein by reference)......................................   -

       (q)    Form of Restricted Stock Agreement pursuant to
              1992 Stock Plan and Key Management Deferred
              Bonus Plan (filed as Exhibit Number 10(j) to Registrant's
              Form 10-K Annual Report for the fiscal year ended
              December 31, 1992 (Commission file number 1-6016)
              and incorporated herein by reference).....................   -

       (r)    Form of Severance Agreement, dated as of November
              3, 1987, entered into by the Registrant with
              certain executive officers, officers and division
              presidents (filed as Exhibit Number 10(g) to
              Registrant's Form 10-K Annual Report for the
              fiscal year ended December 31, 1987 (Commission
              file number 1-6016) and incorporated herein by
              reference) ...............................................   -

       (s)    Form of Amendment, dated December 5, 1989, to
              Severance Agreement entered into by the Registrant
              with certain executive officers, officers and division
              presidents (filed as Exhibit Number 10(j) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1989 (Commission file number
              1-6016) and incorporated herein by reference) ............   -

       (t)    The Allen Group Inc. Master Discretionary Severance
              Pay Plan, effective January 1, 1993.......................   36

       (u)    Key Employee Severance Policy adopted by the
              Registrant on November 3, 1987 (filed as Exhibit
              Number 10(h) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1987
              (Commission file number 6-6016) and incorporated
              herein by reference) .....................................   -

       (v)    Amendment, dated May 14, 1991, to Key Employee
              Severance Policy adopted by the Registrant on
              November 3, 1987 (filed as Exhibit Number 10(n) to
              Registrant's Form 10-K Annual Report for the
              fiscal year ended December 31, 1992 (Commission
              file number 1-6016) and incorporated herein by
              reference)................................................   -

       (w)    Employment Agreement, dated June 28, 1988, between
              the Registrant and Philip Wm. Colburn (filed as
              Exhibit Number 10(m) to Registrant's Form 10-K
              Annual Report for the fiscal year ended December 31,
              1988 (Commission file number 1-6016) and incorporated
              herein by reference) .....................................   -

       (x)    Amendment, dated as of February 27, 1992, of Employment
              Agreement, dated June 28, 1988, between the Registrant
              and Philip Wm. Colburn (filed as Exhibit Number 10(p) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1992 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (y)    Amendment, dated as of February 26, 1991, of
              Employment Agreement, dated June 28, 1988, between
              the Registrant and Philip Wm. Colburn (filed as
              Exhibit Number 10(n) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1990
              (Commission file number 1-6016) and incorporated herein
              by reference) ............................................   -

       (z)    Amended and Restated Post Employment Consulting
              Agreement, dated as of December 20, 1990, between
              the Registrant and Philip Wm. Colburn (filed as
              Exhibit Number 10(o) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1990
              (Commission file number 1-6016) and incorporated herein
              by reference) ............................................   -

       (aa)   Amended and Restated Supplemental Pension Benefit
              Agreement, dated as of December 20, 1990, between
              the Registrant and Philip Wm. Colburn (filed as
              Exhibit Number 10(p) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1990
              (Commission file number 1-6016) and incorporated herein
              by reference) ............................................   -

       (bb)   Insured Supplemental Retirement Benefit Agreement,
              dated as of September 4, 1985, between the Registrant
              and Philip Wm. Colburn (filed as Exhibit Number 10(l)
              to Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1987 (Commission file number
              1-6016) and incorporated herein by reference) ............   -

       (cc)   Split Dollar Insurance Agreement, dated as of July 1,
              1991, between the Registrant and Philip Wm. Colburn
              (filed as Exhibit Number 10(u) to Registrant's Form 10-K
              Annual Report for the fiscal year ended December 31,
              1992 (Commission file number 1-6016) and incorporated
              herein by reference.......................................   -

       (dd)   Supplemental Pension Benefit Agreement, dated
              as of December 6, 1983, between the Registrant and
              J. Chisholm Lyons (filed as Exhibit Number 10(r) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1983 (Commission file
              number 1-6016) and incorporated herein by reference)......   -

       (ee)   Amendment, dated as of December 20, 1990, of
              Supplemental Pension Benefit Agreement, dated as of
              December 6, 1983, between the Registrant and
              J. Chisholm Lyons (filed as Exhibit Number 10(s)
              to Registrant's Form 10-K Annual Report for the
              fiscal year ended December 31, 1990 (Commission file
              number 1-6016) and incorporated herein by reference)......   -

       (ff)   Post Employment Consulting Agreement, dated as of
              September 12, 1989, between the Registrant and
              J. Chisholm Lyons (filed as Exhibit Number 10(s) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1989 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (gg)   Amendment, dated as of December 20, 1990, of
              Post Employment Consulting Agreement, dated as of
              September 12, 1989, between the Registrant and
              J. Chisholm Lyons (filed as Exhibit Number 10(u) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1990 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (hh)   Employment Agreement, dated June 25, 1991, between
              the Registrant and Robert G. Paul (filed as Exhibit
              Number 10(x) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1991
              (Commission file number 1-6016) and incorporated
              herein by reference)......................................   -

       (ii)   Supplemental Pension Benefit Agreement, dated as of
              June 25, 1991, between the Registrant and Robert
              G. Paul (filed as Exhibit Number 10(y) to Registrant's
              Form 10-K Annual Report for the fiscal year ended
              December 31, 1991 (Commission file number 1-6016)
              and incorporated herein by reference).....................   -

       (jj)   Form of Split Dollar Insurance Agreement, dated as of
              November 1, 1991, entered into by the Registrant with
              certain executive officers, officers and division
              presidents (filed as Exhibit Number 10(bb) to Registrant's
              Form 10-K Annual Report for the fiscal year ended
              December 31, 1992 (Commission file number 1-6016) and
              incorporated herein by reference..........................   -

       (kk)   Form of Supplemental Pension Benefit Agreement, dated
              as of February 27, 1992, entered into by the Registrant
              with certain executive officers, officers and division
              presidents (filed as Exhibit Number 10(cc) to Registrant's
              Form 10-K Annual Report for the fiscal year ended
              December 31, 1992 (Commission file number 1-6016) and
              incorporated herein by reference..........................   -

(11)   Statement re Computation of Earnings (Loss) Per
       Common Share ....................................................   42

(13)   1994 Annual Report to Stockholders*..............................   43

(21)   Subsidiaries of the Registrant ..................................   83

(23)   Consent of Independent Accountants ..............................   85

(27)   Financial Data Schedule..........................................   86


* Furnished for the information of the Securities and Exchange Commission and not to be deemed "filed" as part of this Report except for the Consolidated Financial Statements of the Registrant and the Accountants' Report on pages 15 to 29 of said Annual Report to Stockholders and the other information incorporated by reference in Items 1 and 3 of Part I hereof and Items 5 to 8 of Part II hereof.


A copy of any of these Exhibits will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.