Form 10-K/A
period 1994-12-31
ALLEN GROUP INC
filed 1995-05-01
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                         ___________________

                           FORM 10-K/A
         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
   SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

              Commission file number     1-6016

                      THE ALLEN GROUP INC.
     (Exact name of registrant as specified in its charter)


    Delaware                                      38-0290950
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)                Identification No.)

25101 Chagrin Boulevard, Beachwood, Ohio              44122
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number,                     (216) 765-5818
including area code

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE ALLEN GROUP INC.
                                           (Registrant)



Dated:    April 28, 1995           By:  /s/ McDara P. Folan, III
                                        McDara P. Folan, III
                                        Vice President, Secretary
                                        and General Counsel

                       Page 1 of 40 pages
               Exhibit Index is located on page 5
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K


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

      Report of Independent Accountants

   (2)    Financial Statement Schedules

  The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14(a)(1) above:

      Financial Statement Schedules of the Registrant

      Report of Independent Accountants on page 3 of this Report relating to the financial statement schedule

      Schedule II - Valuation and Qualifying Accounts and
      Reserves, on page 4 of this Report


  Schedules other than the schedule listed above are omitted because they are not required or are not applicable, or because the information is furnished elsewhere in the financial statements or the notes thereto.
  (3) Exhibits*

  The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index on pages 5 to 10 hereof.


(b)   Reports on Form 8-K

      None.





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





                                         COOPERS & LYBRAND L.L.P.










Cleveland, Ohio
February 17, 1995


                                   THE ALLEN GROUP INC.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                                  (Amounts in Thousands)


           Column A                Column B           Column C           Column D     Column E
                                   Balance            Additions                       Balance
                                     at         Charged to   Charged    Deductions     at End
                                  Beginning     Costs and   to Other       from          of
           Description            of Period      Expenses   Accounts     Reserves      Period
Allowance for doubtful accounts:
  1994                             $ 1,270           417          -           3(1)    $ 1,684
  1993                             $ 3,543           719          -       2,992(1)(2) $ 1,270
  1992                             $ 1,470         2,416          -         343(1)    $ 3,543




(1) Represents the write-off of uncollectible accounts, less recoveries.

(2) Includes the elimination of related balances for its Allen Testproducts division and leasing subsidiary sold in 1993.



                              EXHIBIT INDEX

Exhibit Numbers                                             Pages

  (3)     Certificate of Incorporation and By Laws -

      (a) Restated Certificate of Incorporation (filed as
          Exhibit Number 3(a) to Registrant's Form 10-K
          Annual Report for the fiscal year ended December
          31, 1984 (Commission file number 1-6016) and
          incorporated herein by reference)................    -

      (b) Certificate of Designations, Powers, Preferences
          and Rights of the $1.75 Convertible Exchangeable
          Preferred Stock, Series A (filed as Exhibit
          Number 3(b) to Registrant's Form 10-K Annual
          Report for the fiscal year ended December 31,
          1986 (Commission file number 1-6016) and
          incorporated herein by reference)................    -

      (c) Certificate of Amendment of Restated Certificate
          of Incorporation (filed as Exhibit Number 3(c) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number
          1-6016) and incorporated herein by reference)....    -

      (d) Certificate of Designations, Powers, Preferences
          and Rights of the Variable Rate Preferred Stock,
          Series A (filed as Exhibit Number 3(d) to
          Registrant's Form 10-K Annual Report for the
          fiscal year ended December 31, 1987 (Commission
          file number 1-6016) and incorporated herein
          by reference).....................................   -

      (e) Certificate of Designation, Preferences and Rights
          of Series B Junior Participating Preferred Stock
          (filed as Exhibit Number 3(e) to Registrant's
          Form 10-K Annual Report for the fiscal year
          ended December 31, 1987 (Commission file number
          1-6016) and incorporated herein by reference).....   -

      (f) Certificate Eliminating Variable Rate Preferred
          Stock, Series A (filed as Exhibit Number 3(f) to
          Registrant's Form 10-K Annual Report for the fiscal
          year ended December 31, 1989 (Commission file
          number 1-6016) and incorporated herein by
          reference)........................................   -

      (g) Certificate of Amendment of Restated Certificate
          of Incorporation (filed as Exhibit Number 3(g) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993 (Commission file number
          1-6016) and incorporated herein by reference).....   -

      (h) Certificate Eliminating $1.75 Convertible Exchangeable Preferred Stock, Series A (filed as Exhibit Number 3(h) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993 (Commission file number
          1-6016) and incorporated herein by reference).....   -

      (i) By-Laws, as amended through September 10, 1992 (filed
          as Exhibit Number 3(g) to Registrant's Form 10-K
          Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein
          by reference).....................................   -


  (4)     Instruments defining the rights of security holders -

      (a) Rights Agreement, dated as of January 7, 1988,
          between the Registrant and Manufacturers Hanover
          Trust Company (filed as Exhibit Number 4 to
          Registrant's Form 8-K Current Report dated
          January 7, 1988 (Commission file number 1-6016)
          and incorporated herein by reference)............    -

      (b) Credit Agreement, dated as of February 17, 1994,
          among the Registrant, the Banks signatory thereto,
          and Bank of Montreal, as agent (filed as Exhibit Number 4(b) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993 (Commission file number 1-6016) and incorporated
          herein by reference).............................    -

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

   (10) Material contracts (All of the exhibits listed as material contracts hereunder are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c)
          of this Report.)..................................   -

      (a) The Allen Group Inc. 1970 Non-Qualified Stock Option Plan, as amended April 25, 1978, June 23, 1981 and February 19, 1985 (revised) (filed as Exhibit Number 10(a) to Registrant's Form 10-K Annual Report for the
          fiscal year ended December 31, 1985 (Commission
          file number 1-6016) and incorporated herein by
          reference)........................................   -

      (b) Amendment, dated November 3, 1987, to 1970 Non-Qualified Stock Option Plan (filed as Exhibit Number 10(b) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commis-sion file number 1-6016) and incorporated herein by
          reference) .......................................   -

      (c) The Allen Group Inc. 1982 Stock Plan, as amended through November 3, 1987 (filed as Exhibit Number 10(c) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number
          1-6016) and incorporated herein by reference).....   -

      (d) Amendment, dated as of December 4, 1990, to 1982
          Stock Plan, as amended (filed as Exhibit Number 10(d) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number
          1-6016) and incorporated herein by reference).....   -

      (e) Form of Restricted Stock Agreement pursuant to 1982 Stock Plan, as amended (filed as Exhibit Number 10(e) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number
          1-6016) and incorporated herein by reference).....   -

      (f) The Allen Group Inc. 1992 Stock Plan (filed as
          Exhibit Number 10(f) to Registrant's Form 10-K
          Annual Report for the fiscal year ended December 31,
          1992 (Commission file number 1-6016) and incorporated herein by
          reference).............................              -

      (g) Amendment to The Allen Group Inc. 1992 Stock Plan, dated September 13, 1994 (filed as Exhibit Number
          10 to the Registrant's Form 10-Q Quarterly Report
          for the quarterly period ended September 30, 1994 (Commission file number 1-6016) and incorporated
          herein by reference).............................    -

      (h) Second Amendment to The Allen Group Inc. 1992 Stock
          Plan, dated February 23, 1994....................    *

      (i) Third Amendment to The Allen Group Inc. 1992 Stock
          Plan, dated February 23, 1994.....................   *
_____________________

  *   Previously filed on March 30, 1995

      (j) Form of Restricted Stock Agreement pursuant to 1992 Stock Plan (Salary Increase Deferral), dated
          November 30, 1993, entered into by the Registrant
          with certain executive officers, officers and
          division presidents (filed as Exhibit Number 10(g)
          to Registrant's Form 10-K Annual Report for the
          fiscal year ended December 31, 1993 (Commission
          file number 1-6016) and incorporated herein by
          reference)........................................   -

      (k) Form of Restricted Stock Agreement pursuant to 1992 Stock Plan (Salary Increase Deferral), dated
          April 28, 1992, entered into by the Registrant with certain executive officers, officers and division presidents (filed as Exhibit Number 10(g) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number
          1-6016) and incorporated herein by reference).....   -

      (l) Amendment to Restricted Stock Agreements pursuant to
          1992 Stock Plan (Salary Increase Deferral), dated
          February 22, 1995................................    *

      (m) Form of Non-Qualified Option to Purchase Stock
          granted to certain directors of the Registrant
          on September 12, 1989 (filed as Exhibit Number
          10(e) to Registrant's Form 10-K Annual Report
          for the fiscal year ended December 31, 1989
          (Commission file number 1-6016) and incorporated
          herein by reference) .............................   -

      (n) The Allen Group Inc. 1994 Non-Employee Directors
          Stock Option Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 17, 1994 (Commission file number 1-6016) and incorporated herein by
          reference)........................................   -

      (o) Form of Non-Qualified Option to Purchase Stock
          pursuant to The Allen Group Inc. 1994 Non-Employee
          Directors Stock Option Plan.......................          *

      (p) The Allen Group Inc. Amended and Restated Key Management Deferred Bonus Plan (incorporating all amendments through February 27, 1992) (filed as Exhibit Number 10(i) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)...............................  -


_____________________

  *   Previously filed on March 30, 1995

      (q) Form of Restricted Stock Agreement pursuant to
          1992 Stock Plan and Key Management Deferred
          Bonus Plan (filed as Exhibit Number 10(j) to
          Registrant's Form 10-K Annual Report for the
          fiscal year ended December 31, 1992 (Commission
          file number 1-6016) and incorporated herein by
          reference).......................................    -

      (r) Form of Severance Agreement, dated as of November
          3, 1987, entered into by the Registrant with
          certain executive officers, officers and division
          presidents (filed as Exhibit Number 10(g) to
          Registrant's Form 10-K Annual Report for the
          fiscal year ended December 31, 1987 (Commission
          file number 1-6016) and incorporated herein by
          reference) .......................................   -

      (s) Form of Amendment, dated December 5, 1989, to
          Severance Agreement entered into by the Registrant
          with certain executive officers, officers and
          division presidents (filed as Exhibit Number
          10(j) to Registrant's Form 10-K Annual Report
          for the fiscal year ended December 31, 1989
          (Commission file number 1-6016) and incorporated
          herein by reference).............................    -

      (t) The Allen Group Inc. Master Discretionary
          Severance Pay Plan, effective January 1, 1993.....   *

      (u) Key Employee Severance Policy adopted by the Registrant on November 3, 1987 (filed as Exhibit Number 10(h) to Registrant's Form 10-K Annual
          Report for the fiscal year ended December 31, 1987 (Commission file number 6-6016) and incorporated
          herein by reference) .............................   -

      (v) Amendment, dated May 14, 1991, to Key Employee
          Severance Policy adopted by the Registrant on
          November 3, 1987 (filed as Exhibit Number 10(n) to
          Registrant's Form 10-K Annual Report for the
          fiscal year ended December 31, 1992 (Commission
          file number 1-6016) and incorporated herein by
          reference)........................................   -

      (w) Employment Agreement, dated June 28, 1988, between
          the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(m) to Registrant's Form 10-K
          Annual Report for the fiscal year ended December 31, 1988 (Commission file number 1-6016) and incorporated
          herein by reference) .............................   -

_____________________

  *   Previously filed on March 30, 1995

      (x) Amendment, dated as of February 27, 1992, of
          Employment Agreement, dated June 28, 1988,
          between the Registrant and Philip Wm. Colburn
          (filed as Exhibit Number 10(p) to Registrant's
          Form 10-K Annual Report for the fiscal year
          ended December 31, 1992 (Commission file number
          1-6016) and incorporated herein by reference).....   -

      (y) Amendment, dated as of February 26, 1991, of Employment Agreement, dated June 28, 1988, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(n) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated
          herein by reference)..............................   -

      (z) Amended and Restated Post Employment Consulting Agreement, dated as of December 20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(o) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated
          herein by reference)..............................   -

      (aa) Amended and Restated Supplemental Pension Benefit Agreement, dated as of December 20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(p) to Registrant's Form 10-K
           Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and
           incorporated herein by reference)................   -

      (bb) Insured Supplemental Retirement Benefit Agreement,
           dated as of September 4, 1985, between the
           Registrant and Philip Wm. Colburn (filed as
           Exhibit Number 10(l) to Registrant's Form 10-K
           Annual Report for the fiscal year ended December 31,
           1987 (Commission file number 1-6016) and
           incorporated herein by reference)...............    -

      (cc) Split Dollar Insurance Agreement, dated as of July 1, 1991, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(u) to Registrant's Form 10-K Annual Report for the fiscal year ended
           December 31, 1992 (Commission file number 1-6016)
           and incorporated herein by reference.............   -

      (dd) Supplemental Pension Benefit Agreement, dated
           as of December 6, 1983, between the Registrant and
           J. Chisholm Lyons (filed as Exhibit Number 10(r)
           to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1983 (Commission file number 1-6016) and incorporated herein by
           reference)......................................    -

      (ee) Amendment, dated as of December 20, 1990, of
           Supplemental Pension Benefit Agreement, dated
           as of December 6, 1983, between the Registrant
           and J. Chisholm Lyons (filed as Exhibit Number
           10(s) to Registrant's Form 10-K Annual Report
           for the fiscal year ended December 31, 1990
           (Commission file number 1-6016) and incorporated
           herein by reference)............................    -

      (ff) Post Employment Consulting Agreement, dated as of September 12, 1989, between the Registrant and
           J. Chisholm Lyons (filed as Exhibit Number 10(s)
           to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1989 (Commission file number 1-6016) and incorporated herein by
           reference)......................................    -

      (gg) Amendment, dated as of December 20, 1990, of
           Post Employment Consulting Agreement, dated
           as of September 12, 1989, between the Registrant
           and J. Chisholm Lyons (filed as Exhibit Number
           10(u) to Registrant's Form 10-K Annual Report for
           the fiscal year ended December 31, 1990
           (Commission file number 1-6016) and incorporated
           herein by reference)............................    -

      (hh) Employment Agreement, dated June 25, 1991,
           between the Registrant and Robert G. Paul
           (filed as Exhibit Number 10(x) to Registrant's
           Form 10-K Annual Report for the fiscal year
           ended December 31, 1991 (Commission file
           number 1-6016) and incorporated herein by
           reference).......................................   -

      (ii) Supplemental Pension Benefit Agreement, dated
           as of June 25, 1991, between the Registrant and
           Robert G. Paul (filed as Exhibit Number 10(y)
           to Registrant's Form 10-K Annual Report for
           the fiscal year ended December 31, 1991
           (Commission file number 1-6016) and incorporated
           herein by reference)............................    -

      (jj) Form of Split Dollar Insurance Agreement, dated
           as of November 1, 1991, entered into by the
           Registrant with certain executive officers,
           officers and division presidents (filed as
           Exhibit Number 10(bb) to Registrant's Form
           10-K Annual Report for the fiscal year ended
           December 31, 1992 (Commission file number
           1-6016) and incorporated herein by reference.....   -

      (kk) Form of Supplemental Pension Benefit Agreement,
           dated as of February 27, 1992, entered into by
           the Registrant with certain executive officers, officers and division presidents (filed as
           Exhibit Number 10(cc) to Registrant's Form 10-K Annual Report for the fiscal year ended
           December 31, 1992 (Commission file number 1-6016)
           and incorporated herein by reference.............   -

  (11)     Statement re Computation of Earnings (Loss) Per
           Common Share ....................................   *

  (13)     1994 Annual Report to Stockholders**.............   *

  (21)     Subsidiaries of the Registrant...................   *

  (23)     Consent of Independent Accountants...............     12

  (27)     Financial Data Schedule..........................   *

  (99)     (a) Annual Report on Form 11-K of The Allen
               Group Inc. Employee Stock Savings Plan
               for the fiscal year ended December 31, 1994..     14

           (b) Annual Report on Form 11-K of The Allen Group
               Inc. Employee Before-Tax Savings Plan for the
               fiscal year ended December 31, 1994..........     23

_____________________

  *   Previously filed March 30, 1995

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


_____________________

  A copy of any of these Exhibits will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.


                                                              Exhibit 23




                   CONSENT OF INDEPENDENT ACCOUNTANTS



     We consent to the incorporation by reference in the Registration Statement on Form S-3 (File No. 33-48545) and on the Registration Statements on Form S-8 (File Nos. 33-53499, 33-53487, 33-52420, 33-8658
and 2-99919) and the related Prospectuses of The Allen Group Inc. of (a) our report dated February 17, 1995 on our audits of the consolidated financial statements of The Allen Group Inc. as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993, 1992, which report has been incorporated by reference in this Annual Report on Form 10-K from the 1994 Annual Report to Stockholders of The Allen Group Inc. (a copy of which is filed as Exhibit 13 to this Report) and appears on page 29 therein, and (b) our report dated February 17, 1995 on our audits of the financial statement schedule for the years ended December 31, 1994, 1993 and 1992 of The Allen Group Inc., which report appears on page 16 in this Annual Report on Form 10-K. We also consent to the references to our firm in the above-mentioned Prospectuses under the caption "EXPERTS".






                                         COOPERS & LYBRAND L.L.P.






Cleveland, Ohio
March 30, 1995


             CONSENTS OF INDEPENDENT ACCOUNTANTS (Continued)


   We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-8658) and the related Prospectus of The Allen Group Inc. of our report dated April 13, 1995 on our audits of the financial statements of The Allen Group Inc. Employee Stock Savings Plan as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992, which report is included in the Annual Report on Form 11-K of The Allen Group Inc. Employee Stock Savings Plan, a copy of which is filed as Exhibit Number 99(a) to this Annual Report on Form 10-K.



                                         COOPERS & LYBRAND, L.L.P.




Cleveland, Ohio
April 28, 1995




   We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-53487 and 2-99919) and the related Prospectuses of The Allen Group Inc. of our report dated April 13, 1995 on our audits of the financial statements of The Allen Group Inc. Employee Before-Tax Savings Plan as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992, which report is included in the Annual Report on Form 11-K of The Allen Group Inc. Employee Before-Tax Savings Plan, a copy of which is filed as Exhibit Number 99(b) to this Annual Report on Form 10-K.



                                         COOPERS & LYBRAND L.L.P.


Cleveland, Ohio
April 28, 1995