Form 10-Q
period 1995-03-31
ALLEN GROUP INC
filed 1995-05-08
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                       ________________________

                               FORM 10-Q

(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          March 31, 1995

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
                                              Outstanding at
     Class of Common Stock                    April 28, 1995

     Par value $1.00 per share                  26,111,429

Exhibit Index is on page 14 of this report.

                          Page 1 of 19 Pages.


                         THE ALLEN GROUP INC.

                           TABLE OF CONTENTS





                                                            Page
                                                             No.

PART I.   Financial Information:

          Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets -
                March 31, 1995 and December 31, 1994           3

               Consolidated Statements of Income -
                Three Months Ended March 31, 1995
                and 1994                                       4

               Consolidated Condensed Statements of
                Cash Flows - Three Months Ended
                March 31, 1995 and 1994                        5

               Notes to Consolidated Condensed
               Financial Statements                         6 - 8

          Item 2 - Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                         9 - 11

PART II.  Other Information:

          Item 5 - Other Information                          12

          Item 6 - Exhibits and Reports on Form 8-K           12

          Signatures                                          13

          Exhibit Index                                       14








                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                           THE ALLEN GROUP INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Amounts in Thousands)

                                                  March 31,     December 31,
                                                     1995           1994
                                                 (Unaudited)
                                                   (Note 6)
ASSETS
   Current Assets:
      Cash and equivalents                       $ 41,697       $ 55,240
      Accounts receivable (Note 2)                 84,421         63,117
      Receivable from joint venture                   895            857
      Inventories (Note 3)                         67,500         58,316
      Prepaid expenses                                900            661
         Total current assets                     195,413        178,191

   Property, plant and equipment, net              71,682         56,860
   Net investments in and advances to
      joint venture                                24,039         24,411
   Investment in FOR.E.M. S.p.A. (Note 6)               -          8,458
   Excess of cost over net assets of
      businesses acquired                          67,122         56,525
   Other assets                                    38,410         33,271
      TOTAL ASSETS                               $396,666       $357,716

LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities
         of long-term obligations                $ 11,759       $    154
      Accounts payable                             32,694         26,568
      Accrued expenses                             37,142         37,955
      Income taxes payable                          8,955          2,675
      Deferred federal income taxes                 2,603          2,899
         Total current liabilities                 93,153         70,251

   Long-term debt (Note 7)                         51,094         44,910
   Other liabilities and deferred credits          21,965         18,374
      TOTAL LIABILITIES                           166,212        133,535

STOCKHOLDERS' EQUITY
   Common stock                                    29,170         29,146
   Paid-in capital                                162,344        161,644
   Retained earnings                               62,646         56,902
   Translation adjustments                             50             23
   Less: Treasury stock (at cost)                 (17,391)       (17,479)
         Unearned compensation                     (4,620)        (4,310)
         Minimum pension liability adjustment      (1,745)        (1,745)
      TOTAL STOCKHOLDERS' EQUITY                  230,454        224,181

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $396,666       $357,716


See accompanying notes to the Consolidated Condensed Financial Statements.


                           THE ALLEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                          (Amounts in Thousands)
                                (Unaudited)


                                                  Three Months Ended
                                                        March 31
                                                 1995            1994

SALES                                           $ 92,078       $ 76,942

Costs and Expenses:
   Cost of Sales                                 (66,487)       (54,249)
   Selling, General and
      Administrative Expenses                    (13,501)       (12,485)

Equity in Loss of Joint Venture                     (406)          (694)

Interest and Financing Expenses:
   Interest Expense                                 (896)        (1,046)
   Interest Income                                   618            500

INCOME BEFORE TAXES                               11,406          8,968

Provision for Income Taxes                        (4,350)        (3,578)

NET INCOME                                      $  7,056       $  5,390

EARNINGS PER COMMON SHARE (Primary
   and Fully Diluted) (Note 4)                      $.27           $.21

Average common and common equivalent
   shares outstanding                             26,561         25,934



See accompanying notes to the Consolidated Condensed Financial Statements.


                           THE ALLEN GROUP INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Amounts In Thousands)
                                (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                    1995         1994

Cash (used) provided by operating
   activities                                     $   (800)    $  5,910

Cash flows from investing activities:
   Capital expenditures                             (4,286)      (2,016)
   Sales and retirements of fixed assets                18           40
   Capital expenditures relating to
      centralized emissions inspection
      programs                                      (6,260)      (3,040)
   Capitalized software product costs                 (460)        (504)
   Acquisition of business, net of
      $7,701 cash acquired (Note 6)                   (610)           -
   Cash used by investing activities               (11,598)      (5,520)

Cash flows from financing activities:
   Net repayments of long-term debt                    (88)      (1,112)
   Dividends paid                                   (1,312)      (1,041)
   Exercise of stock options                             5           13
   Treasury stock sold to employee
      benefit plans                                    250          126
   Cash used by financing activities                (1,145)      (2,014)

   Net cash used                                   (13,543)      (1,624)

Cash at beginning of year                           55,240       11,173
Cash at end of period                             $ 41,697     $  9,549



See accompanying notes to the Consolidated Condensed Financial Statements.


                         THE ALLEN GROUP INC.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General:
    In the opinion of management of The Allen Group Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and the results of its operations and cash flows for the periods ended March 31, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1994 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    Certain reclassifications have been made to the financial statements to conform to the 1995 method of presentation.

2.  Accounts Receivable:
    Accounts receivable are net of the following allowances for doubtful accounts (amounts in thousands):

                                         March 31,     December 31,
                                           1995            1994
    Allowance for doubtful
        accounts                         $ 1,721         $ 1,684

3.  Inventories:
    Inventories consisted of the following (amounts in thousands):

                                         March 31,     December 31,
                                           1995            1994
    Raw Materials                        $33,755         $29,581
    Work-In-Process                       20,610          19,433
    Finished Goods                        13,135           9,302
                                         $67,500         $58,316

4.  Earnings Per Common Share:
    The primary earnings per common share calculations are based upon the weighted average number of common and common equivalent shares outstanding during each period. The calculations also include, if dilutive, the incremental number of common shares issuable on a pro forma basis upon exercise of employee stock options, assuming the proceeds are used to repurchase outstanding common shares at the average market price during the period.

    The calculation of fully diluted earnings per common share begins with the primary calculation but further reflects, if dilutive, the conversion of the convertible debentures into common shares at the beginning of the period. This calculation resulted in no reportable dilution for the periods ended March 31, 1995 and 1994.

5.  Supplemental Cash Flow Disclosures:
    Depreciation expense, included in "Cash (used) provided by operating activities", in the Consolidated Condensed Statements of Cash Flows amounted to $2,057,000 and $1,731,000 for the periods ended March 31, 1995 and 1994, respectively.

    Information with respect to cash paid during the periods for interest and income taxes is as follows:


                                            Three Months
                                               Ended
                                             March 31,
                                         1995       1994
    Interest paid                       $1,290     $1,190
    Interest capitalized                    93         64
    Income taxes paid (refunded)         1,819       (288)

6.  Acquisition:
    On March 17, 1995, the Company acquired an additional 40% interest in FOR.E.M. S.p.A. ("FOREM") located in Milan, Italy; the Company had previously acquired an initial 40% of FOREM in December 1994. The purchase price for the 80% ownership interest aggregated approximately $16,769,000 in cash, and includes certain costs of acquisition. Pursuant to the terms of the acquisition, the former shareholders of FOREM may earn additional purchase price based upon earnings. The remaining 20% of FOREM's outstanding stock is subject to certain put/call arrangements between the Company and the sellers. The purchase price for this remaining 20% ownership interest is based upon a formula relative to future earnings.

    This acquisition has been accounted for under the purchase method of accounting; accordingly, the Company's consolidated financial position as of March 31, 1995 reflects the acquisition of FOREM. Results of operations for FOREM prior to the latest share acquisition (reported under the equity method of accounting) was not significant. To facilitate preparation of financial statements on a timely basis, FOREM's financial position and results of operations will be reported and included in the Company's consolidated financial statements on a two-month delayed basis.

    A summary of the net assets of FOREM acquired is as follows (amounts in thousands):

    Cash                                           $ 7,701
    Accounts Receivable                             12,428
    Inventories                                      7,178
    Fixed Assets                                    12,599
    Excess of cost over net assets acquired         11,006
    Other assets                                       619
    Accounts payable and accrued expenses          (12,570)
    Debt                                           (17,876)
    Other liabilities                               (4,316)
                                                   $16,769

    The Company has made its best estimate, based on information available at the present time, to allocate the purchase price based on the fair market value of the assets and liabilities acquired. Certain estimates inherent in these valuations are likely to change or have not been completed or formalized at this time and may result in some adjustment of the recorded assets and liabilities acquired, including the excess of cost over net assets acquired. Such excess is being amortized over a 20-year period.

7.  Redemption of Convertible Debentures:
    The Board of Directors of the Company approved the redemption on May 31, 1995, of the remaining $4,915,000 of Convertible Subordinated Debentures, Series A and B, due July 30, 1999, which were issued in 1992 in connection with the Company's acquisition of Alliance Telecommunications Corporation. Holders of these debentures will have the right, until May 24, 1995, to convert the debentures into a total of 351,641 shares of the Company's common stock at the conversion price of $13.9702, plus the accrued and unpaid interest on such debentures through the date of conversion. To the extent such debentures are not converted, the holders would be entitled to receive the redemption price of 106% of the outstanding principal amount of each debenture plus the accrued and unpaid interest to the redemption date.


                         THE ALLEN GROUP INC.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
    For the three months ended March 31, 1995, The Allen Group Inc. ("the Company") reported net income of $7,056,000 ($.27 per common share) compared to $5,390,000 ($.21 per common share) during the comparable 1994 period.

    The increase in earnings is due primarily to increased sales in the Mobile Communications and Truck Products segments and lower general corporate expenses offset, in part, by increased operating losses in the centralized automotive emissions inspection product line and higher engineering costs of the Mobile Communications segment. In the first quarter of 1995, research and development expenses in the Mobile Communications product lines were up an additional $1.2 million (65%) over the 1994 first quarter, and the Company expects research and development spending to continue at this increased level through the rest of the year.

Sales:
    Consolidated sales from continuing operations by industry segment were:


                                         Three Months
                                             Ended
                                           March 31,
                                         ($ Millions)
                                       1995       1994
    Mobile Communications              $58.6      $48.5
    Truck Products                      32.8       27.7
    Centralized Automotive
      Emissions Testing                   .7         .7
                                       $92.1      $76.9

    Mobile Communications sales grew by $10.1 million (20.8%) during the three months ended March 31, 1995 over the comparable period in 1994. Site management product sales, base station antenna sales and higher sales of frequency planning services were the primary reasons for the increase.

    Truck Products sales increased by $5.1 million (18.4%) for the three months ended March 31, 1995 compared to the same period last year. This increase is primarily attributable to higher crew cab sales. Production levels of the crew cab during the first quarter of 1995 was 16% above the average level for 1994.

    Centralized Automotive Emissions Testing sales consist of revenues from the Company's MARTA Technologies, Inc. ("MARTA") subsidiary. This industry continues to be burdened by unsettled political and implementation issues which have delayed programs previously awarded and the bidding and award of new programs. The operating results of MARTA were approximately $1 million lower than the comparable results for the first quarter of 1994 due to the delays in the State of Maryland and El Paso region of Texas programs. The Maryland program has since begun operations as of May 2, 1995. We expect that with the Maryland program now operational, MARTA should operate at break-even levels, or a small profit, for each of the remaining quarters of 1995.

    On May 2, 1995, the State of Texas enacted legislation that could provide for a cancellation of the existing centralized IM 240 emissions inspection programs throughout Texas, including the El Paso, Texas program contracted with MARTA. This legislation directed the Governor of Texas to enter into negotiations with the U.S. Federal Environmental Protection Agency (EPA) as to the impact such legislation would have on the state's federal clean air emissions credits, and provided the Governor wide latitude in determining what type of emissions test program would be enacted based on the results of these negotiations. In addition, the State of Texas has made a request to the EPA to exempt the El Paso region from emissions testing requirements; no determination has yet been made. MARTA believes its existing contract provides for appropriate compensation should this program be substantially changed or cancelled, subject to the appropriation of funds by the State. MARTA plans to pursue all remedies available to protect its interests regarding its contract with the State of Texas. At the present time, it is not possible to predict the outcome of future actions or decisions by the State of Texas or EPA.

    The Cincinnati program remains scheduled to commence operations in early 1996. The Northern Kentucky program, originally scheduled to begin January 1, 1996, will likely be delayed as the State of Kentucky is reviewing the effect of the EPA's changing mandates on planned and implemented programs. Kentucky has requested MARTA to limit its activities to the search for suitable test station locations, but not to enter into any contractual arrangements to lease or purchase property until the state resolves its issues with the EPA.

    Operating Income: Overall gross margins on product sales approximated 27.8% and 29.5% for the three months ended March 31, 1995 and 1994, respectively. The decrease in gross margins reflects increased spending by the Company's Mobile Communications segment for research and development and increases in other new product engineering expenditures. This decrease is offset, in part, by improved margins in the Company's Truck Products segment. Selling, general and administrative expenses were 14.7% and 16.2% of product sales for the three months ended March 31, 1995 and 1994, respectively. This improved ratio is attributable to the spreading of fixed costs on higher sales and lower general corporate compensation items in the first quarter of 1995.

    Joint Venture Operations: For the three months ended March 31, 1995, the Company reported an equity loss from its joint venture of $406,000, compared to $694,000 for the three months ended March 31, 1994. Results for the periods presented are attributable to GO/DAN Industries ("GDI"), a 50/50 partnership accounted for under the equity method. Such losses are due to the seasonality of GDI's business which is traditionally weakest in the first quarter.

    Interest and Financing Expense: The lower interest expense in 1995, when compared with 1994, reflects the repayment of $7,265,000 of long-term debt in early 1994 offset, in part, by higher borrowing rates for the Company's outstanding industrial revenue bonds. The increase in interest income reflects higher income from the investment of cash generated from operations. The majority of the Company's cash is invested in short-term, tax-exempt securities which has the impact of lowering the net interest income yield compared to what might otherwise be expected from comparable pre-tax instruments.

    Income Taxes: The Company's effective income tax rate for the three months ended March 31, 1995 and 1994 was 38.1% and 39.9%, respectively, and reflects the inclusion of the full statutory rate for U.S. Federal taxes of 35% plus applicable state and local taxes for both periods.


LIQUIDITY AND CAPITAL RESOURCES
    As set forth in the Consolidated Condensed Statements of Cash Flows, the Company used $800,000 in cash from operations for the three months ended March 31, 1995 compared to cash generated from operations of $5.9 million for the comparable period in 1994. The significant decrease in cash flow is principally due to increased investment in higher trade accounts receivable and inventory levels as a result of higher sales volume in 1995.

    At March 31, 1995, the Company held $41.7 million in cash and equivalents. Approximately $34 million of these funds are invested in highly liquid investments with maturities of three months or less and are composed primarily of investments in money market funds, bankers acceptances and Dutch auction, tax exempt securities which were afforded one of the two highest ratings by nationally recognized ratings firms. The remainder was held in cash.

    On March 17, 1995, the Company acquired an additional 40% interest in FOREM, an Italian telecommunications equipment manufacturer, for approximately $8.3 million in cash financed through internally generated funds. See Note 6 of Notes to Consolidated Condensed Financial Statements for additional information, including a summarization of the assets and liabilities acquired, which account for the several significant increases in the March 31, 1995 Consolidated Condensed Balance Sheet when compared with December 31, 1994.

    On April 28, 1995, the Company issued a Notice of Redemption of its Convertible Subordinated Debentures due July 30, 1999 issued in connection with the acquisition of Alliance Telecommunications
Corporation in 1992. See Note 7 of Notes to Consolidated Condensed Financial Statements and Item 5 on page 12 of this report for additional information.

    The Company believes that continued profitability, cash and short-term investments and available unused credit lines of $93.1 million, as well as unused credit lines for MARTA of $60 million, will provide sufficient liquidity to fund future growth, expansion and acquisitions.


                      PART II - OTHER INFORMATION



Item 5 - Other Information

    On April 28, 1995 the Company issued a Notice of Redemption of Convertible Subordinated Debentures, Series A and B, Due July 30, 1999. A copy of the Redemption Notice is filed as Exhibit 99 to this Report. See Note 7 of Notes to Consolidated Condensed Financial Statements for additional information.


Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        (11) Statement re computation of earnings per common share.

        (27) Financial Data Schedule (EDGAR Filing Only).

        (99) Notice of Redemption of Convertible Subordinated
             Debentures, Series A and B, Due July 30, 1999, dated April 28, 1995.

    (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter for which this report is filed.



                              SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         The Allen Group Inc.
                                             (Registrant)






Date:    May  5, 1995             By:   /s/ Robert A. Youdelman
                                           Robert A. Youdelman
                                       Senior Vice President-Finance
                                         (Chief Financial Officer)





Date:    May 5, 1995              By:     /s/ James L. LePorte
                                               James L. LePorte
                                        Vice President and Controller
                                        (Principal Accounting Officer)





                           THE ALLEN GROUP INC.
                               EXHIBIT INDEX

                                                                        Page
    Exhibit Number:

        (11) Statement re computation of earnings per
             common share...........................................     15

        (27) Financial Data Schedule (EDGAR Filing Only)............     16

        (99) Notice of Redemption of Convertible Subordinated
             Debentures, Series A and B, Due July 30, 1999,
             dated April 28, 1995...................................     17


                                                                 EXHIBIT 11

                           THE ALLEN GROUP INC.
                      EARNINGS PER COMMON SHARE DATA
                          (Amounts in Thousands)

Net income and common shares used in the calculations of earnings per common share were computed as follows:

                                                 Three Months
                                                    Ended
                                                   March 31,
                                                1995      1994
Income:

    Net income applicable to
        common stock - primary                 $ 7,056   $ 5,390

    Adjustments for Fully Diluted:

        Convertible debenture interest              74        74
        Net income applicable to
         common stock - fully diluted          $ 7,130   $ 5,464

Common Shares:

    Weighted average outstanding
        common shares                           25,392    25,321

    Common stock equivalents                     1,169       613

        Common shares - primary                 26,561    25,934

    Common shares issuable for:

        Stock options                               29         -
        Conversion of debentures                   351       359

        Common shares - fully diluted           26,941    26,293


The calculation of fully diluted earnings per common share is submitted in accordance with Regulation S-K Item 601(b)(11) although not required for income statement presentation because it results in dilution of less than 3 percent.


                                EXHIBIT 27
                          FINANCIAL DATA SCHEDULE





                                                       EXHIBIT 99


                      THE ALLEN GROUP INC.
                     25101 Chagrin Boulevard
                      Beachwood, OH  44122

                     _______________________

                     NOTICE OF REDEMPTION OF
              CONVERTIBLE SUBORDINATED DEBENTURES,
                SERIES A AND B, DUE JULY 30, 1999



To the Holders of                                  April 28, 1995
Convertible Subordinated Debentures,
Series A and B, due July 30, 1999:


    NOTICE IS HEREBY GIVEN that, pursuant to Section 3 of the Convertible Subordinated Debentures, Series A and B, due July 30, 1999 (the "Debentures") of The Allen Group Inc., a Delaware corporation (the "Company"), and resolutions duly adopted by the Board of Directors of the Company, the Company will redeem on May 31, 1995 (the "Redemption Date"), all of the outstanding Debentures at the redemption price of 106 percent of the outstanding principal amount of each Debenture plus the accrued and unpaid interest on such Debenture to the Redemption Date. On the Redemption Date, the Redemption Price will become due and payable on each Debenture and interest thereon will cease to accrue on and after such date; provided, however, that pursuant to the terms of the Series B Debentures, the due date for payment of the portion of the Series
B Debentures which remains subject to offset shall be extended to the date which is three business days after the first date on which such payment can be made without reducing the principal balance of the Series B Debentures to an amount less than the amount then subject to offset.

    As a result of calling the Debentures for redemption, the Debentures will not be convertible into shares of Common Stock, par value $1 per share, of the Company (the "Common Stock") from and after the close of business on May 24, 1995. Until such date, each Debenture is convertible into that number of shares of Common Stock determined by dividing the principal amount of such Debenture, or such portion thereof surrendered for conversion, by the Conversion Price of $13.9702 and rounded to the nearest 1/100 of a share.
Each holder should consult with his or her tax advisor with respect to the tax consequences of the conversion or redemption of his or her Debentures.


    The right of a holder to convert his or her Debentures into Common Stock is a valuable right. For example, based on the closing market price of $22.00 per share for the Common Stock on the New York Stock Exchange on April 27, 1995, the holder of a Debenture in the principal amount of $1,000, if converted, would receive 71.58 shares of Common Stock having an aggregate closing market value on such date of $1,574.76, plus the accrued and unpaid interest on such Debenture. On the other hand, if such Debenture were not converted into Common Stock, the holder of such Debenture would be entitled to receive on the Redemption Date the redemption price of $1,060 plus the accrued and unpaid interest on such Debenture in the amount of $20.17. The market price for the Common Stock, however, can vary widely. Accordingly, in reaching a decision as to the desirability of conversion, each holder should consult with his or her financial advisor. Conversion may be effected as set forth below.

    The conversion right provided in Section 2 of the Debentures shall be exercised by the holder of a Debenture by the surrender of such Debenture to the Company at any time on or before the close of business on May 24, 1995 at the Company's offices at 25101 Chagrin Boulevard, Beachwood, Ohio 44122, Attention: Secretary, accompanied by (1) written notice in the form annexed to the Debenture that the holder thereof elects to convert the Debenture or a portion thereof and specifying the amount to be converted and the name (with address) in which a certificate for Common Stock is to be issued, and (2) with respect to the Series B Debentures only, the "Alternate Security" required to be delivered to the Company pursuant to Section 2.4 of the Series B Debentures. Alternate Security can be in the form of a letter of credit or a cash deposit in an amount equal to 69.4 percent of the face amount of the Series B Debenture being converted.

    If the Alternate Security is a cash deposit under $5,000, the holder of the Series B Debenture desiring to convert that Debenture must submit to the Company a certified or cashier's check in the amount of the cash deposit, together with a Security Agreement (a copy of which is enclosed herewith) signed by the holder. The Security Agreement provides that the Company will hold the cash deposit in its general accounts as Alternate Security and that the Company may reduce the amount of the cash deposit to the same extent it could have taken an offset against the Series B Debenture.

    If the Alternate Security is a cash deposit over $5,000, the holder of the Series B Debenture desiring to convert that Debenture must submit to the Company a certified or cashier's check in the amount of the cash deposit, together with the following documents (copies of which are enclosed herewith) signed by the holder: (1) Letter of Authorization, (2) Form W-9 and (3) Security Agreement. The Company has arranged for interest bearing accounts to be opened at Harris Trust and Savings Bank for cash deposits in excess of $5,000. The account will be in the name of "The Allen Group Inc., F/B/O [Name of Holder]". Pursuant to the Letter of Authorization and Security Agreement, the Company will be the sole authorized signer for each account, and the interest on the cash deposits contained in each account will be paid directly to the holder. The Company will be able to draw from each account to the same extent it could have taken an offset against the Series B Debenture.

    If the Alternate Security is a letter of credit, the holder of the Series B Debenture desiring to convert must submit to the Company a Letter of Credit (substantially in the form enclosed herewith) from a bank with assets of at least $500,000,000. The form of the letter of credit provides for multiple draws by the Company to the same extent it could have taken an offset against the Series B Debenture.

    HOLDERS OF THE DEBENTURES WHO DESIRE TO CONVERT MUST SUBMIT
THEIR DEBENTURES AND THE DOCUMENTS REQUIRED TO EFFECT SUCH
CONVERSION, AS DESCRIBED ABOVE, BEFORE THE CLOSE OF BUSINESS ON
WEDNESDAY, MAY 24, 1995.

    HOLDERS OF THE DEBENTURES WHO DO NOT CONVERT THEIR DEBENTURES BY MAY 24, 1995 ARE HEREBY NOTIFIED TO DELIVER AND SURRENDER THEIR DEBENTURES TO THE COMPANY BY MAIL OR BY HAND DURING NORMAL BUSINESS HOURS AT THE COMPANY'S OFFICES AT 25101 CHAGRIN BOULEVARD, BEACHWOOD, OHIO 44122, ATTENTION: SECRETARY, ON OR BEFORE THE REDEMPTION DATE OF MAY 31, 1995, AND ON SUCH DATE, THEY WILL BECOME ENTITLED TO RECEIVE THE REDEMPTION PRICE OF 106 PERCENT OF THE OUTSTANDING PRINCIPAL AMOUNT OF EACH DEBENTURE SURRENDERED PLUS THE ACCRUED AND UNPAID INTEREST ON SUCH DEBENTURE TO THE REDEMPTION DATE, LESS THE PRINCIPAL AMOUNT OF SERIES B DEBENTURES WHICH REMAINS SUBJECT TO OFFSET.

                              By Order of the Board of Directors,


                                             McDara P. Folan, III
                                             Secretary