Form 10-Q
period 1995-06-30
ALLEN GROUP INC
filed 1995-08-14
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                       ________________________

                               FORM 10-Q

(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           June 30, 1995

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
                                              Outstanding at
     Class of Common Stock                     July 31, 1995

     Par value $1.00 per share                  26,480,125

Exhibit Index is on page 20 of this report.

                          Page 1 of 26 Pages.


                         THE ALLEN GROUP INC.

                           TABLE OF CONTENTS





                                                            Page
                                                             No.

PART I.   Financial Information:

          Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets -
                June 30, 1995 and December 31, 1994           3

               Consolidated Statements of Income -
                Three Months and Six Months Ended
                June 30, 1995 and 1994                        4

               Consolidated Condensed Statements of
                Cash Flows - Six Months Ended
                June 30, 1995 and 1994                        5

               Notes to Consolidated Condensed
                Financial Statements                        6 - 11

          Item 2 - Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                       12 - 16

PART II.  Other Information:

          Item 4 - Submission of Matters to a Vote of
                    Security Holders                       17 - 18

          Item 6 - Exhibits and Reports on Form 8-K          18

          Signatures                                         19

          Exhibit Index                                      20





                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                           THE ALLEN GROUP INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Amounts in Thousands)


                                                   June 30,     December 31,
                                                     1995           1994
                                                 (Unaudited)
ASSETS
   Current Assets:
      Cash and equivalents                       $ 19,974       $ 55,240
      Accounts receivable, net (Note 2)            80,319         63,117
      Receivable from joint venture                     -            857
      Inventories (Note 3)                         64,635         58,316
      Net assets held for distribution
        (Note 6)                                   50,593              -
      Other current assets                          7,030            661
         Total current assets                     222,551        178,191

   Property, plant and equipment, net              52,932         56,860
   Net investments in and advances to
      joint venture (Note 6)                            -         24,411
   Investment in FOR.E.M. S.p.A. (Note 7)               -          8,458
   Excess of cost over net assets of
      businesses acquired                          66,008         56,525
   Other assets                                    32,599         33,271
      TOTAL ASSETS                               $374,090       $357,716

LIABILITIES
   Current Liabilities:
      Notes payable and current maturities
         of long-term obligations                $ 10,557       $    154
      Accounts payable                             30,127         26,568
      Accrued expenses                             30,425         37,955
      Income taxes payable                          8,029          2,675
      Deferred federal income taxes                 3,920          2,899
         Total current liabilities                 83,058         70,251

   Long-term debt (Note 8)                         31,949         44,910
   Other liabilities and deferred credits          16,272         18,374
      TOTAL LIABILITIES                           131,279        133,535

STOCKHOLDERS' EQUITY
   Common stock                                    29,525         29,146
   Paid-in capital                                167,029        161,644
   Retained earnings                               70,715         56,902
   Translation adjustments                           (337)            23
   Less: Treasury stock (at cost)                 (18,521)       (17,479)
         Unearned compensation                     (3,855)        (4,310)
         Minimum pension liability adjustment      (1,745)        (1,745)
      TOTAL STOCKHOLDERS' EQUITY                  242,811        224,181

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $374,090       $357,716

See accompanying notes to the Consolidated Condensed Financial Statements.


                           THE ALLEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                          (Amounts in Thousands)
                                (Unaudited)

                                Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                                 1995        1994       1995        1994
Sales                           $ 83,880   $ 52,072    $143,145   $101,268

Costs and expenses:
  Cost of sales                  (51,152)   (30,002)    (87,604)   (59,806)
  Selling, general and
     administrative expenses     (14,988)   (12,670)    (26,470)   (22,786)
  Research and development
     and product engineering
     costs                        (5,261)    (2,570)     (8,846)    (4,509)

Interest and financing
  expenses:
  Interest expense                (1,252)      (801)     (1,934)    (1,603)
  Interest income                    988        275       1,477        732

Income before taxes and
  minority interests              12,215      6,304      19,768     13,296

Provision for income taxes        (4,841)    (2,326)     (7,648)    (4,906)

Income before minority
  interests                        7,374      3,978      12,120      8,390

Minority interests                  (870)      (161)       (929)      (313)

Income from continuing
  operations                       6,504      3,817      11,191      8,077

Income from discontinued
  automotive and truck
  products operations
  (Note 6)                         2,886      2,655       5,255      3,785

Net Income                      $  9,390   $  6,472    $ 16,446   $ 11,862

Earnings per common share
  (Note 4):
Income from continuing
  operations                        $.24       $.15        $.42       $.31
Income from discontinued
  automotive and truck
  products operations                .11        .10         .20        .15
Net Income                          $.35       $.25        $.62      $ .46

Average common and common
  equivalent shares
  outstanding                     26,779     25,966      26,670     25,950

See accompanying notes to the Consolidated Condensed Financial Statements.



                           THE ALLEN GROUP INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Amounts In Thousands)
                                (Unaudited)


                                                     Six Months Ended
                                                         June 30,
                                                    1995         1994
Continuing Operations:
Cash (used) provided by operating
   activities of continuing operations            $(21,624)    $ 10,857

Cash flows from investing activities:
   Capital expenditures                             (8,333)      (2,650)
   Sales and retirements of fixed assets                94           10
   Capital expenditures and start-up costs
      relating to centralized emissions
      inspection programs                           (5,025)     (13,179)
   Capitalized software product costs                 (749)      (1,004)
   Acquisition of business, net of
      cash acquired (Note 7)                          (382)           -
   Proceeds from sale of automotive
      diagnostics and lease financing
      business                                           -       19,737
   Cash reclassified to assets held for
      distribution                                  (2,503)           -
Cash (used) provided by investing activities       (16,898)       2,914

Cash flows from financing activities:
   Net repayments of long-term debt                 (1,871)      (1,878)
   Dividends paid                                   (2,634)      (2,083)
   Exercise of stock options                           143           39
   Treasury stock sold to employee
      benefit plans                                    563          296
Cash used by financing activities                   (3,799)      (3,626)

Discontinued Operations:
Net cash provided by discontinued
   automotive and truck products
   business                                          7,055        3,759

Net cash (used) provided                           (35,266)      13,904

Cash at beginning of year                           55,240       11,173
Cash at end of period                             $ 19,974     $ 25,077


See accompanying notes to the Consolidated Condensed Financial Statements.


                           THE ALLEN GROUP INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General:
    In the opinion of management of The Allen Group Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and the results of its operations and cash flows for the periods ended June 30, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1994 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
    December 31, 1994.

    Certain reclassifications have been made to the financial statements to conform to the 1995 method of presentation.

2.  Accounts Receivable:
    Accounts receivable are net of the following allowances for doubtful accounts (amounts in thousands):

                                          June 30,     December 31,
                                            1995           1994
     Allowance for doubtful
        accounts                         $ 1,650         $ 1,684

3.  Inventories:
    Inventories consisted of the following (amounts in thousands):


                                          June 30,     December 31,
                                           1995            1994
    Raw Materials                        $34,473         $29,581
    Work-In-Process                       14,961          19,433
    Finished Goods                        15,201           9,302
                                         $64,635         $58,316


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

    The calculation of fully diluted earnings per common share begins with the primary calculation but further reflects, if dilutive, the conversion of the then outstanding convertible debentures (see Note 8 concerning the debenture redemption in May, 1995) into common shares at the beginning of the period and such incremental stock option shares should the market price of the Company common stock at period end exceed the average price. This calculation resulted in no reportable dilution for the periods ended June 30, 1995 and 1994.

5.  Supplemental Cash Flow Disclosures:
    Depreciation and amortization expense, included in "Cash (used) provided by operating activities," in the Consolidated Condensed Statements of Cash Flows amounted to $6,947,000 and $6,044,000 for the periods ended June 30, 1995 and 1994, respectively.

    Information with respect to cash paid during the periods for interest and income taxes is as follows (amounts in thousands):

                                            Six Months
                                              Ended
                                             June 30,
                                         1995       1994
    Interest paid                       $ 2,279    $ 1,763
    Interest capitalized                    221        140
    Income taxes paid                    13,232         19

6.  Discontinued Operations:
    On June 15, 1995, the Company announced that its Board of Directors authorized its management to pursue a tax-free spin-off of its automotive and truck products business (the "Business"). The Business includes the Crown and G&O Manufacturing Company divisions (which comprise the Company's Truck Products segment) and the Company's 50% partnership joint venture interest in GO/DAN Industries ("GDI"). In addition, subsidiaries of the Company and Handy & Harman subsidiaries, which each currently own 50% of GDI, have entered into an agreement, together with GDI, whereby Handy & Harman will receive $24,750,000 million in cash consideration for its interest in GDI. The Business' subsidiaries will own 100% of GDI after this transaction is completed.

    The Company anticipates the spin-off will occur before the end of 1995. The spin-off is subject to certain governmental regulatory approvals and final authorization by the Company's Board of Directors. In connection with the spin-off, the Company has presented the Business as a discontinued operation in the Consolidated Statements of Income for the three and six month periods ended June 30, 1995 and 1994 and has classified the Business' related net assets held for distribution as a current asset in the Consolidated Condensed Balance Sheet at June 30, 1995.

    A summary of the net assets held for distribution is as follows (amounts in thousands):

            Cash                                   $ 2,503
            Accounts receivable                     18,933
            Inventories                              8,398
            Property, plant and equipment           23,281
            Net investment in GDI                   24,625
            Other assets                             4,130
            Accounts payable and accrued
               expenses                            (15,122)
            Long-term debt                         (13,585)
            Other liabilities                       (2,570)
                                                   $50,593

    Summarized information relating to the Business' results of operations for the previous four years (as reported in discontinued operations) is as follows (amounts in thousands, except per share data):


                                   For the Years Ended December 31,
                                  1994      1993      1992      1991
    Sales                       $115,039  $ 93,660  $ 83,874  $ 70,973
    Operating income              16,113     9,442     5,045       932
    Equity income (loss)
      in joint venture             1,368       407    (3,646)   (1,149)
    Net income (loss)              9,983     6,061    (3,673)     (952)
    Income (loss) per common
      share                          .38       .26      (.19)     (.05)

    Summarized Quarterly information for 1994 and 1995 relating to the Business is as follows (amounts in thousands, except per share data):

                                      For the Three Months Ended
                                December  September   June     March
                                   31        30        30        31
    1994:
    Sales                       $ 28,340  $ 29,250  $ 29,702  $ 27,747
    Operating income               4,705     3,665     4,421     3,023
    Equity income (loss)
      in joint venture               569     1,693        99      (694)
    Net income                     3,075     3,123     2,655     1,130
    Income per common share          .11       .12       .10       .05



                                                      June     March
                                                       30        31
    1995:
    Sales                                           $ 32,739  $ 32,813
    Operating income                                   4,066     4,403
    Equity income (loss)
      in joint venture                                   581      (406)
    Net income(a)                                      2,886     2,369
    Income per common share                              .11       .09


    (a) Net income for the three months ended June 30, 1995 includes transaction costs related to the distribution of the Business of $311,000 (pre-tax - $500,000).

7.  Acquisition:
    On March 17, 1995, the Company acquired an additional 40% interest in FOR.E.M. S.p.A. ("FOREM") located in Milan, Italy; the Company had previously acquired an initial 40% of FOREM in December 1994. The purchase price for the 80% ownership interest aggregated approximately $16,800,000 in cash, and includes costs of acquisition. Pursuant to the terms of the acquisition agreement, the former shareholders of FOREM may earn additional purchase price based upon the earnings of FOREM. The remaining 20% of FOREM's outstanding stock is subject to certain put/call arrangements between the Company and the sellers. The purchase price for this remaining 20% ownership interest is based upon a formula relative to the future earnings of FOREM.

    This acquisition has been accounted for under the purchase method of accounting; accordingly, results of operations include those of FOREM from the acquisition date. Results of operations for FOREM prior to the March 1995 share acquisition (reported under the equity method of accounting) were not significant. To facilitate preparation of financial statements on a timely basis, FOREM's financial position and results of operations are reported and included in the Company's consolidated financial statements on a two-month delayed basis.

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

8.  Redemption of Convertible Debentures:
    In May 1995, the Company called for redemption the remaining $4,917,000 of Convertible Subordinated Debentures, Series A and B, due July 30, 1999, which were issued in 1992 in connection with the Company's acquisition of Alliance Telecommunications Corporation. Subsequent thereto, holders of these debentures converted such debentures into a total of 351,834 shares of the Company's common stock.

9.  Additional Information:
    Consolidated Statements of Income restated for, and excluding, the discontinued automotive and truck products business (as described in Note
    6) for each of the last four years and quarterly results for 1994 and 1995 are as follows (amounts in thousands, except per share data):

9.  Additional Information, Continued:


                                     For the Years Ended December 31,
                                  1994       1993        1992       1991

    Sales                       $216,313   $186,371    $129,079   $ 80,559
    Costs and expenses:
       Cost of sales            (129,085)  (110,943)    (66,686)   (40,813)
       Selling, general and
         administrative
         expenses                (46,362)   (40,710)    (31,045)   (27,603)
       Research and development
         and product engineering
         costs                    (8,865)    (7,886)     (4,487)    (2,611)
    Equity in loss of joint
       venture                         -          -         (96)      (250)
    Interest and financing
       expenses                   (1,294)    (2,190)     (1,165)      (666)
    Income before taxes and
       minority interest          30,707     24,642      25,600      8,616
    Provision for income taxes   (10,973)      (661)     (1,279)    (1,605)
    Income before minority
       interests                  19,734     23,981      24,321      7,011
    Minority interests              (523)      (518)       (608)      (201)
    Income from continuing
       operations               $ 19,211   $ 23,463    $ 23,713   $  6,810

    Income per common share         $.74       $.93       $1.00       $.15


9.  Additional Information, Continued:


                                        For the Three Months Ended
                                1995                   1994
                               Mar 31   Dec 31   Sept 30  June 30  Mar 31

     Sales                     $59,265  $59,815  $55,230  $52,072  $49,196

     Costs and expenses:
       Cost of sales           (36,452) (36,707) (32,572) (30,002) (29,804)
       Selling, general and
         administrative
         expenses              (11,482) (11,396) (12,180) (12,670) (10,116)
       Research and develop-
         ment and product
          engineering costs     (3,585)  (2,685)  (1,671)  (2,570)  (1,939)

     Interest and financing
       expenses                   (193)    (144)    (279)    (526)    (345)

     Income before taxes and
       minority interest         7,553    8,883    8,528    6,304    6,992

     Provision for income
       taxes                    (2,807)  (3,083)  (2,984)  (2,326)  (2,580)

     Income before minority
       interests                 4,746    5,800    5,544    3,978    4,412

     Minority interests            (59)    (111)     (99)    (161)    (152)

     Income from continuing
       operations                4,687    5,689    5,445    3,817    4,260

     Income from discontinued
       operations                2,369    3,075    3,123    2,655    1,130

     Net Income                $ 7,056  $ 8,764  $ 8,568  $ 6,472  $ 5,390

     Earnings per common share:
     Income from continuing
       operations                 $.18     $.22     $.21     $.15     $.16
     Income from discontinued
       operations                  .09      .11      .12      .10      .05
     Net Income                   $.27     $.33     $.33     $.25     $.21

     Average common and common
       equivalent shares
       outstanding              26,561   26,298   26,092   25,966   25,934



                           THE ALLEN GROUP INC.
                   ITEM 2 - MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Summary:
  For the three month and six month periods ended June 30, 1995, The Allen Group Inc. ("the Company") reported income from continuing operations of $6.5 million ($.24 per common share) and $11.2 million ($.42 per common share), respectively, compared to $3.8 million ($.15 per common share) and $8.1 million ($.31 per common share), respectively, during the comparable 1994 periods. The increase in income from continuing operations is due, in large part, to the initial inclusion of the operating results of the Company's 80% owned Italian subsidiary, FOR.E.M. S.p.A. ("FOREM") and its majority owned German subsidiary, MIKOM G.m.b.H. ("MIKOM") in the Company's second quarter 1995 results of operations, as well as continued strong sales by the Company's existing telecommunications business. The increase in operating income, however, is tempered by the Company's spending on research and development for the Mobile Communications product lines which is expected to continue at an increased level through the rest of the year.

  In connection with the Company's announcement to pursue a tax-free spin-off of its Automotive and Truck Products Business to its shareholders, the Company reported the operating results of such business as discontinued operations. Accordingly, the Company reported income from discontinued operations for the three and six months ended June 30, 1995 of $2,886 ($.11 per common share) and $5,255 ($.20 per common share), respectively, versus $2,655 ($.10 per common share) and $3,785 ($.15 per common share) for the comparable 1994 periods. For further information regarding this transaction, see Note 6 of Notes to Consolidated Condensed Financial Statements.

Sales:
  Consolidated sales from continuing operations by industry segment are:


                                Three Months        Six Months
                                   Ended               Ended
                                  June 30,            June 30,
                                ($ Millions)        ($ Millions)
                               1995     1994       1995     1994
    Mobile Communications     $81.6    $51.4      $140.1   $ 99.9
    Centralized Automotive
      Emissions Testing         2.3       .7         3.0      1.4
                              $83.9    $52.1      $143.1   $101.3

    Mobile Communications sales increased over the prior year periods by $30.2 million (59%) and $40.2 million (40%) for the three and six months ended June 30, 1995, respectively. A major reason for this growth was due to the initial full consolidation of the Company's FOREM subsidiary and its German subsidiary, MIKOM, in the second quarter 1995 and was responsible for 57% and 43% of the sales increase ($16.6 million) for the three months and six months ended June 30, 1995, respectively. In addition, sales of site management products, base station antennae and frequency planning services from the Company's domestic Mobile Communications segment continue to experience particularly strong growth and contributed to the remaining sales growth for this segment.

    Centralized Automotive Emissions Testing sales consist of revenues from the Company's MARTA Technologies, Inc. ("MARTA") subsidiary. MARTA's sales grew by $1.6 million for both the three month and six month periods ended June 30, 1995 over the same periods in 1994 and is primarily attributed to the start-up of the Maryland emission testing program on May 1, 1995.

    This industry has been hampered by an unsettled political climate that delayed programs previously awarded and the bidding and awarding of new programs; however, several states have once again begun to review their requirements which may lead to program proposals in the near term.

    This unsettled climate has particularly impacted MARTA's El Paso, Texas program which has been suspended, along with similar programs for another contractor in Dallas and Houston, pursuant to legislation adopted in February 1995. Subsequent legislation, enacted by the State of Texas, directed the Governor to enter into negotiations with the U.S. Federal Environmental Protection Agency ("EPA") as to the impact on the States Federal clean air emissions credits and provided the Governor wide latitude in determining what type of emissions test programs to implement. The State also requested the EPA to exempt the El Paso region from the emissions testing requirement. The EPA has not exempted El Paso from testing requirements, but has authorized certain credits which could allow for an emissions test less stringent than the previously envisioned centralized IM/240 test program. In response to the Governor's request, the Texas Natural Resources Conservation Commission ("TNRCC") has recommended three types of reduced testing programs (remote sensing, decentralized and a combination centralized/decentralized program), all of which could result in no role for MARTA's centralized testing program as currently designed and contracted for with the State. None of the programs recommended by the TNRCC have, as yet, been endorsed by the Governor, they have varying degrees of emissions credits associated with them and remain subject to review and approval by the EPA. While it becomes increasingly possible that MARTA's centralized program will not be implemented, or if so, in a significantly reduced version, the Company continues to believe that its existing contract provides for appropriate compensation should such changes occur, subject to the appropriation of funds by the State of Texas. Marta will pursue all remedies available to protect its interests regarding its contract with the State of Texas. The recorded carrying value of its investment in the El Paso program is approximately $7.8 million.

    The Cincinnati, Ohio program is expected to commence operations in early 1996. The Northern Kentucky program, originally scheduled to begin January 1, 1996, has been delayed as the State of Kentucky reviews the effect of the EPA's changing mandates on planned and implemented programs. Earlier in 1995, Kentucky had requested MARTA to limit its activities to the search for suitable test station locations, but not to enter into any contractual arrangements to lease or purchase property. However, Kentucky and MARTA have recently initiated negotiations for a nine to ten-year program, commencing on approximately October 1, 1996.

    Operating Income: Overall, gross margins on product sales approximated 39% and 42% for the three month period ended June 30, 1995 and 1994, respectively, and 39% and 41% for the six month period ended June 30, 1995 and 1994, respectively. The decline in gross margins between periods is primarily attributable to the change in sales mix in the Mobile Communications segment offset, in part, by the inclusion of FOREM and MIKOM in the second quarter of 1995.

    Selling, general and administrative expenses increased by $2.3 million and $3.7 million, respectively, for the three months and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The increase is primarily due to the inclusion of FOREM and MIKOM and to the start-up of the Maryland emissions testing program, both of which occurred in the second quarter of 1995. Selling, general and administrative expenses represent 17.9% and 18.5% of sales, respectively, for the three and six month periods ended June 30, 1995, respectively, as compared to 24.3% and 22.5% for the respective periods in 1994. The lower percentage of sales is due to the spreading of fixed expenses over higher sales as a result of the initial inclusion of FOREM and MIKOM as well as continued sales growth from the Company's existing telecommunications products.

    Due to the increasing significance of research and development and new product engineering costs, the Company is now separately classifying this item on its' Consolidated Statements of Income and has reclassified prior periods to conform to the new format. Spending for the three months and six months ended June 30, 1995 increased by $2.7 million (105%) and $4.3 million (96%) over the respective 1994 periods and is attributable to the Company's Mobile Communications segment. Such expenses represent 6.3% and 4.9% of sales for the three months ended June 30, 1995 and 1994, respectively, and 6.2% and 4.5% for the six months ended June 30, 1995 and 1994, respectively. The Company expects research and development costs to continue at these high levels through the end of 1995.

    Interest and financing costs: The significant increase in the components of interest and financing expenses, both expense and income, is due principally to the inclusion of FOREM and MIKOM in the second quarter of 1995. The decline in net interest costs in the second quarter of 1995 ($.3 million) and six months ended June 30, 1995 ($.5 million), as compared to the second quarter 1994 ($.5 million) and six months ended June 30, 1994 ($.9 million) is due primarily to lower long-term debt levels.

    Income Taxes: The Company's effective income tax rate on continuing operations for the three months ended June 30, 1995 and 1994 was 39.6% and 36.9%, respectively, and 38.7% and 36.9% for the six months ended June 30, 1995 and 1994, respectively. These rates reflect the inclusion of the full statutory rate for U.S. Federal taxes of 35% plus applicable state and local taxes.

    Minority interests: The increase in minority interest in the 1995 periods, as compared to the respective 1994 periods, is principally a result of the inclusion of the outstanding 20% minority interest of FOREM in the second quarter of 1995.



LIQUIDITY AND CAPITAL RESOURCES
    As set forth in the Consolidated Condensed Statements of Cash Flows, the Company used $21.6 million in cash from continuing operations for the six months ended June 30, 1995 compared to cash generated from continuing operations of $10.9 million for the six months ended June 30,1994. The significant decrease in cash flow from operations is principally due to higher inventories levels and trade accounts receivable balances as a result of the increased sales volume in 1995 and a higher level of estimated income tax payments.

    The Company has made significant capital investments in test equipment and plant facilities for its Mobile Communications segment and for the Ohio emissions testing program of its Centralized Automotive Emissions Testing segment. In addition, the Company acquired an additional 40% interest in FOREM on March 17, 1995 for approximately $8.3 million in cash. All of these were financed by internally generated funds.

    The Company continues to utilize internally generated cash resources to fund its operating and capital activities, and at June 30, 1995, cash and equivalents totalled $20.0 million as compared with $55.2 million at December 31, 1994. These balances were principally invested in money market funds, bankers acceptances and Dutch auction, tax exempt securities (which are afforded one of the two highest ratings by nationally recognized ratings firms).

    With respect to the aforementioned spin-off of its automotive and truck products business, the Company does not anticipate such transaction (which will be accounted for as a dividend with the net assets charged to retained earnings when distributed) will have any significant impact on its liquidity or capital resources. The primary purpose of the spin-off is to enable both the Company, and the new business that will emerge, to independently pursue their own respective strategies and objectives. The Company recognizes that no significant synergies exist between the Company and the new business in terms of their respective operations, customer base or distribution networks.

    The Company is currently employing a business strategy that involves, among other things, the expansion of its telecommunications equipment business, through both strategic acquisitions and capital expenditure programs. In its pursuit of strategic acquisitions, the Company believes that the spin-off will enable it to use its common stock as an acquisition currency, to effectively reduce the cost of such acquisitions to the Company.

    The spin-off also will enable the new business to independently pursue its own business strategies and objectives tailored to its unique financial and operating requirements under the direction of the management group that is properly incentized towards that end. Following the spin-off, the new business will be able to establish its own criteria for making capital investments and/or strategic acquisitions of other businesses that are desirable for the new business to maximize its future growth and profitability. In addition, as a result of the spin-off, the new business will gain independent, direct access to the capital markets to finance such capital expenditures or acquisitions.

    The Company believes that continued profitability, cash and short term investments and available unused credit lines of $93 million, as well as unused credit lines for MARTA of $60 million, will provide sufficient liquidity to fund future growth, expansion and acquisitions.


                        PART II - OTHER INFORMATION



Item 4.    Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders of the Company held on April 27, 1995, three proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes as to each such proposal, are set forth below.

    A vote by ballot was taken at the Annual Meeting for the election of 10 Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected and qualified. The aggregate numbers of shares of Common Stock (a) voted in person or by proxy for each nominee, or (b) with respect to which proxies were withheld for each nominee, together with (c) the number of broker non-votes as to each nominee, were as follows:
                                                             Broker
Nominee                      For             Withheld       Non-Votes

George A. Chandler         21,945,391         161,866           0
Philip Wm. Colburn         21,902,239         205,018           0
Jill K. Conway             21,947,552         159,705           0
Albert H. Gordon           21,887,650         219,607           0
William O. Hunt            21,932,021         175,236           0
J. Chisholm Lyons          21,908,374         198,883           0
Robert G. Paul             21,905,113         202,144           0
Charles W. Robinson        21,919,934         187,323           0
Richard S. Vokey           21,930,220         177,037           0
William M. Weaver, Jr.     21,930,647         176,610           0


    A vote by ballot was taken at the Annual Meeting on the proposal to approve the adoption of the amendment to increase the number of shares available under, and make certain other changes in, the Company's 1992 Stock Plan. The aggregate numbers of shares of Common Stock in person or by proxy which (a) voted for, (b) voted against or (c) abstained from the vote on such proposal, together with (d) the number of broker non-votes as to such proposal, were as follows:
                                                Broker
        For          Against      Abstain      Non-Votes

     17,643,934      4,307,902    155,341          80


     A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Coopers & Lybrand as auditors for the Company for the fiscal year ending December 31, 1995. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal, together with (d) the number of broker non-votes on such proposal, were as follows:

                                                Broker
        For          Against      Abstain      Non-Votes

     22,048,225       22,605       36,427          0

     The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 17, 1995, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.


Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        (10.1) Amendment, dated as of June 14, 1995, to The Allen Group Inc.
               1982 Stock Plan, as amended.

        (10.2) Fourth Amendment to The Allen Group Inc. 1992 Stock Plan, dated as of June 14, 1995.

        (11)   Statement re computation of earnings per common share.

        (27)   Financial Data Schedule.

    (b) Reports on Form 8-K

        The Company filed a Form 8-K Current Report dated June 15, 1995 in which it reported under Item 5 - "Other Events" that its Board of Directors authorized its management to pursue a tax-free spin-off of a new company consisting of its Crown and G&O Manufacturing Company divisions, which comprise the Company's Truck Products segment, together with GO/DAN Industries ("GDI"), a manufacturer of heat transfer products for the automotive aftermarket.

        The Company also announced that subsidiaries of the Company and Handy & Harman have entered into an agreement, together with GDI, whereby Handy & Harman will receive approximately $25 million in total cash consideration for its interest in GDI. The Company's subsidiaries
        will own 100% of GDI after this transaction.    For additional
        information, see Note 6 of Notes to Consolidated Condensed Financial Statements.



                                SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         The Allen Group Inc.
                                             (Registrant)






Date:  August 11, 1995             By:   /s/ Robert A. Youdelman
                                           Robert A. Youdelman
                                       Senior Vice President-Finance
                                         (Chief Financial Officer)





Date:  August 11, 1995             By:     /s/ James L. LePorte
                                               James L. LePorte
                                        Vice President and Controller
                                        (Principal Accounting Officer)








                           THE ALLEN GROUP INC.
                               EXHIBIT INDEX

                                                                        Page
    Exhibit Number:

       (10.1)  Amendment, dated as of June 14, 1995, to
               The Allen Group Inc. 1982 Stock Plan,
               as amended.........................................  21 - 22

       (10.2)  Fourth Amendment to The Allen Group Inc.
               1992 Stock Plan, dated as of June 14, 1995.........  23 - 24


       (11)    Statement re computation of earnings per
               common share.......................................    25

       (27)    Financial Data Schedule ...........................    26


                                                               EXHIBIT 10.1



                               AMENDMENT TO
                           THE ALLEN GROUP INC.
                              1982 STOCK PLAN


     This Amendment to The Allen Group Inc. 1982 Stock Plan (the "Plan") hereby is adopted this 14th day of June, 1995, to provide as follows:

     1. Section 7(a) of the Plan hereby is amended by deleting Section 7(a) in its entirety and inserting in place thereof the following provisions:

               "(a) The Committee may make or provide for such adjustments in the option price and in the number or kind of shares or other securities covered by options and Restricted Shares outstanding under the Plan as the Committee in its sole discretion, exercised in good faith, shall determine is equitably required to prevent dilution or enlargement of rights of optionees and holders of Restricted Shares that would otherwise result from (i) any stock dividend, stock split, combination of shares, issuance of rights or warrants to purchase stock, recapitalization or other changes in the capital structure of the Company, (ii) any merger, consolidation, reorganization, split-up, split-off, spin-off or partial or complete liquidation, or (iii) any other corporate transaction or event having an effect similar to any of the foregoing. The Committee also may make or provide for such adjustments in (A) the number or kinds of shares of Common Stock or other securities which may be acquired pursuant to options granted under the Plan and the number of such securities to be awarded to each optionee, and (B) the number or kinds of shares of Common Stock available for awards of Restricted Shares under the Plan, as the Committee in its sole discretion, exercised in good faith, shall determine is appropriate to reflect any transaction or event described in the preceding sentence. The determination of the Committee as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive."

     2. Section 7(b) of the Plan hereby is amended by deleting Section 7(b) in its entirety and inserting in place thereof the following provisions:

               "(b) In the event of the proposed dissolution or liquidation of the Company,in addition to the alternatives described in this Section 7, the Committee may provide that the holder of each option then exercisable shall have the right to exercise such option (at its then option price) solely for the kind and amount of shares of stock and other securities, property, cash or any combination thereof receivable upon such dissolution or liquidation by a holder of the number of shares of Common Stock for which such option might have been exercised immediately prior to such dissolution or liquidation; or the Committee may provide, in the alternative, that each option granted under the Plan shall terminate as of a date to be fixed by the Board, provided, however, that not less than thirty (30) days written notice of the date so fixed shall be given to each optionee, who shall have the right, during the period of thirty (30) days preceding such termination, to exercise the option as to all or any part of the shares of Common Stock covered thereby, including shares as to which such option would not otherwise be exercisable."

     3.   Section 7(h) of the Plan hereby is deleted in its entirety.

     4. Section 6(c) of the Plan hereby is amended by deleting the reference to "Section 7(h)" in the last sentence of Section 6(c) and inserting in place thereof the phrase "Section 7(a)."


     All other provisions of the Plan hereby are ratified, confirmed and approved.

     IN WITNESS WHEREOF, the Company has caused this Amendment to be duly executed in its name by its duly authorized officer this 14th day of June, 1995.

                                      THE ALLEN GROUP INC.


                                      By:/s/ Philip Wm. Colburn
                                         Philip Wm. Colburn
                                         Chairman of the Board



ATTEST:


/s/ McDara P. Folan, III
McDara P. Folan, III
Secretary



                                                               EXHIBIT 10.2



                            FOURTH AMENDMENT TO
                           THE ALLEN GROUP INC.
                              1992 STOCK PLAN

     This Fourth Amendment to The Allen Group Inc. 1992 Stock Plan, as previously amended (the "Plan"), hereby is adopted this 14th day of June, 1995, to provide as follows:

     1. Section 7(a) of the Plan hereby is amended by deleting Section 7(a) in its entirety and inserting in place thereof the following provisions:

               "(a) The Committee may make or provide for such adjustments in the option price and in the number or kind of shares or other securities covered by outstanding options and to the number and class of shares available for awards of Restricted Shares under the Plan or to any outstanding Restricted Shares as the Committee in its sole discretion, exercised in good faith, shall determine is equitably required to prevent dilution or enlargement of rights of optionees and holders of Restricted Shares that would otherwise result from (i) any stock dividend, stock split, combination of shares, issuance of rights or warrants to purchase stock, recapitalization or other changes in the capital structure of the Company, (ii) any merger, consolidation, reorganization, split-up, split-off, spin-off or partial or complete liquidation, of (c) any other corporate transaction or event having an effect similar to any of the foregoing. The Committee also may make or provide for such adjustments in the number or kinds of shares of Common Stock or other securities which may be acquired pursuant to the options granted under the Plan and the number of such securities to be awarded to each optionee as the Committee in its sole discretion, exercised in good faith, shall determine is appropriate to reflect any transaction or event described in the preceding sentence. The determination of the Committee as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive."

     2. Section 7(b) of the Plan hereby is amended by deleting Section 7(b) in its entirety and inserting in place thereof the following provisions:

               "(b) In the event of the proposed dissolution or liquidation of the Company,in addition to the alternatives described in subsection (a) of this Section 7, the Committee may provide that the holder of each option then exercisable shall have the right to exercise such option (at its then option price) solely for the kind and amount of shares of stock and other securities, property, cash or any combination thereof receivable upon such dissolution or liquidation by a holder of the number of shares of Common Stock for which such option might have been exercised immediately prior to such dissolution or liquidation; or the Committee may provide, in the alternative, that each option granted under the Plan shall terminate as of a date to be fixed by the Board, provided, however, that not less than thirty (30) days written notice of the date so fixed shall be given to each optionee, who shall have the right, during the period of thirty (30) days preceding such termination, to exercise the option as to all or any part of the shares of Common Stock covered thereby, including shares as to which such option would not otherwise be exercisable."

     3.   Section 7(h) of the Plan hereby is deleted in its entirety.

     4. Section 6(c) of the Plan hereby is amended by deleting the reference to "Section 7(h)" in the last sentence of Section 6(c) and inserting in place thereof the phrase "Section 7(a)."


     All other provisions of the Plan hereby are ratified, confirmed and approved.

     IN WITNESS WHEREOF, the Company has caused this Fourth Amendment to be duly executed in its name by its duly authorized officer this 14th day of June, 1995.

                                      THE ALLEN GROUP INC.


                                      By:/s/ Philip Wm. Colburn
                                         Philip Wm. Colburn
                                         Chairman of the Board


ATTEST:


/s/ McDara P. Folan, III
McDara P. Folan, III
Secretary

                                                                 EXHIBIT 11

                           THE ALLEN GROUP INC.
                      EARNINGS PER COMMON SHARE DATA
                          (Amounts in Thousands)

Net income and common shares used in the calculations of earnings per common share were computed as follows:

                                        Three Months       Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       1995     1994      1995      1994
Income:

    Net income applicable to
        common stock - primary        $ 9,390  $ 6,472   $16,446   $11,862

    Adjustments for fully diluted:

        Convertible debenture
          interest                         35       74       108       148

        Net income applicable to
          common stock - fully
          diluted                     $ 9,425  $ 6,546   $16,554   $12,010



Common Shares:

    Weighted average outstanding
        common shares                  25,577   25,335    25,484    25,328

    Common stock equivalents            1,202      631     1,186       622

        Common shares - primary        26,779   25,966    26,670    25,950

    Common shares issuable for:

        Stock options                     135       54        82        27
        Conversion of debentures          147      359       249       359

        Common shares - fully diluted  27,061   26,379    27,001    26,336



The calculation of fully diluted earnings per common share is submitted in accordance with Regulation S-K Item 601(b)(11) although not required for income statement presentation because it results in dilution of less than 3 percent.




                                EXHIBIT 27
                          FINANCIAL DATA SCHEDULE