Form 10-Q
period 1995-09-30
ALLEN GROUP INC
filed 1995-11-13
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                       ________________________

                               FORM 10-Q

(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 1995

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
                                              Outstanding at
     Class of Common Stock                    October 31, 1995

     Par value $1.00 per share                   26,463,969

Exhibit Index is on page 19 of this report.

                          Page 1 of 21 Pages.




                         THE ALLEN GROUP INC.

                           TABLE OF CONTENTS



                                                            Page
                                                             No.

PART I.   Financial Information:

          Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets -
                September 30, 1995 and December 31, 1994      3

               Consolidated Statements of Income -
                Three Months and Nine Months Ended
                September 30, 1995 and 1994                   4

               Consolidated Condensed Statements of
                Cash Flows - Nine Months Ended
                September 30, 1995 and 1994                   5

               Notes to Consolidated Condensed
                Financial Statements                        6 - 11

          Item 2 - Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                       12 - 16

PART II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K          17

          Signatures                                         18

          Exhibit Index                                      19





                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                           THE ALLEN GROUP INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Amounts in Thousands)

                                                September 30,   December 31,
                                                     1995           1994
                                                 (Unaudited)
ASSETS
   Current Assets:
      Cash and equivalents                       $ 11,005       $ 55,240
      Accounts receivable, net (Note 2)            88,166         63,117
      Receivable from joint venture                     -            857
      Inventories (Note 3)                         68,345         58,316
      Other current assets                          5,172            661
         Total current assets                     172,688        178,191

   Property, plant and equipment, net              56,958         56,860
   Net investments in and advances to
      joint venture (Note 6)                            -         24,411
   Investment in FOR.E.M. S.p.A. (Note 7)               -          8,458
   Excess of cost over net assets of
      businesses acquired                          68,555         56,525
   Other assets                                    38,094         33,271
      TOTAL ASSETS                               $336,295       $357,716

LIABILITIES
   Current Liabilities:
      Notes payable and current maturities
         of long-term obligations                $  8,155       $    154
      Accounts payable                             35,436         26,568
      Accrued expenses                             28,847         37,955
      Income taxes payable                         11,679          2,675
      Deferred income taxes                         3,221          2,899
         Total current liabilities                 87,338         70,251

   Long-term debt (Note 8)                         30,961         44,910
   Other liabilities and deferred credits          17,171         18,374
      TOTAL LIABILITIES                           135,470        133,535

STOCKHOLDERS' EQUITY
   Common stock                                    29,508         29,146
   Paid-in capital                                167,503        161,644
   Retained earnings (Note 6)                      27,185         56,902
   Translation adjustments                           (181)            23
   Less: Treasury stock (at cost)                 (18,847)       (17,479)
         Unearned compensation                     (3,420)        (4,310)
         Minimum pension liability adjustment        (923)        (1,745)
      TOTAL STOCKHOLDERS' EQUITY                  200,825        224,181

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $336,295       $357,716

See accompanying notes to the Consolidated Condensed Financial Statements.



                           THE ALLEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in Thousands, Except Per Share Data)
                                (Unaudited)

                                Three Months Ended     Nine Months Ended
                                  September 30,           September 30,
                                 1995        1994       1995        1994
Sales                           $ 88,300   $ 55,230    $231,445   $156,498

Costs and expenses:
  Cost of sales                  (54,712)   (32,572)   (142,316)   (92,378)
  Selling, general and
     administrative expenses     (14,173)   (12,180)    (40,513)   (34,966)
  Research and development
     and product engineering
     costs                        (3,632)    (1,671)    (12,478)    (6,180)

Interest and financing expenses:
  Interest Expense                  (984)      (757)     (2,667)    (2,464)
  Interest Income                    328        478       1,424      1,314

Income before taxes and
  minority interest               15,127      8,528      34,895     21,824

Provision for income taxes        (6,442)    (2,984)    (14,090)    (7,890)

Income before minority
  interests                        8,685      5,544      20,805     13,934

Minority interests                (1,077)       (99)     (2,006)      (412)

Income from continuing
  operations                       7,608      5,445      18,799     13,522

Discontinued operations (Note 6):
  Income from discontinued
     automotive and truck
     products operations           2,286      3,123       7,852      6,908
  Spin-off transaction costs        (422)         -        (733)         -
Net Income                      $  9,472   $  8,568    $ 25,918   $ 20,430

Earnings per common share (Note 4):
Income from continuing
  operations                        $.28       $.21        $.70       $.52
Discontinued operations (Note 6):
  Income from discontinued
    automotive and truck
    products operations              .09        .12         .30        .27
  Spin-off transaction costs        (.02)         -        (.03)         -
Net Income                          $.35       $.33        $.97      $ .79

Average common and common
  equivalent shares
  outstanding                     27,174     26,092      26,838     25,996

See accompanying notes to the Consolidated Condensed Financial Statements.


                             THE ALLEN GROUP INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Amounts In Thousands)
                                (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                    1995         1994
Continuing Operations:
Cash (used) provided by operating
   activities of continuing operations            $(16,217)    $ 31,174

Cash flows from investing activities:
   Capital expenditures                            (13,125)      (4,436)
   Sales and retirements of fixed assets                96           24
   Capital expenditures and start-up costs
      relating to centralized emissions
      inspection programs                           (8,137)     (27,556)
   Capitalized software product costs               (3,128)      (1,585)
   Acquisition of business, net of
      cash acquired (Note 7)                          (382)           -
   Proceeds from sale of automotive
      diagnostics and lease financing
      business                                           -       19,737
   Investments in Telecommunications
      ventures                                      (1,000)        (212)
Cash used by investing activities                  (25,676)     (14,028)

Cash flows from financing activities:
   Net repayments of long-term debt                 (5,015)      (1,830)
   Dividends paid                                   (3,942)      (3,126)
   Cash included with spin-off distri-
      bution (Notes 5 and 6)                        (4,002)           -
   Exercise of stock options                           256           69
   Treasury stock sold to employee
      benefit plans                                  1,171          517
Cash used by financing activities                  (11,532)      (4,370)

Discontinued Operations:
Net cash provided by discontinued
   automotive and truck products
   business                                          9,190        1,804

Net cash (used) provided                           (44,235)      14,580

Cash at beginning of year                           55,240       11,173
Cash at end of period                             $ 11,005     $ 25,753


See accompanying notes to the Consolidated Condensed Financial Statements.



                           THE ALLEN GROUP INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General:
    In the opinion of management of The Allen Group Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations and cash flows for the periods ended September 30, 1995 and 1994. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1994 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    Certain reclassifications have been made to the financial statements to conform to the 1995 method of presentation.

2.  Accounts Receivable:
    Accounts receivable are net of the following allowances for doubtful accounts (amounts in thousands):

                                       September 30,   December 31,
                                           1995            1994
    Allowance for doubtful
        accounts                         $ 1,464         $ 1,684


3.  Inventories:
    Inventories consisted of the following (amounts in thousands):

                                       September 30,   December 31,
                                           1995            1994
    Raw Materials                        $37,167         $29,581
    Work-In-Process                       16,050          19,433
    Finished Goods                        15,128           9,302
                                         $68,345         $58,316


4.  Earnings Per Common Share:
    The primary earnings per common share calculations are based upon the weighted average number of common and common equivalent shares outstanding during each period. The calculations also include, if dilutive, the incremental number of common shares issuable on a pro forma basis upon exercise of stock options, assuming the proceeds are used to repurchase outstanding common shares at the average market price during the period.

    The calculation of fully diluted earnings per common share begins with the primary calculation but further reflects, if dilutive, the conversion of the then outstanding convertible debentures (see Note 8 concerning the debenture redemption in May, 1995) into common shares at the beginning of the period and such incremental stock option shares should the market price of the Company common stock at period end exceed the average price. This calculation resulted in no reportable dilution for the periods ended September 30, 1995 and 1994, respectively.

5.  Supplemental Cash Flow Disclosures:
    Depreciation and amortization expense, included in "Cash (used) provided by operating activities," in the Consolidated Condensed Statements of Cash Flows amounted to $10,435,000 and $6,591,000 for the periods ended September 30, 1995 and 1994, respectively.

    On September 29, 1995, the Company completed the largely non-cash spin-off distribution of its Truck Products business and investment in GO/DAN Industries. See Note 6 for a summary of the assets and liabilities distributed which included $4,002,000 of cash.

    Information with respect to cash paid during the periods for interest and income taxes is as follows (amounts in thousands):

                                           Nine Months
                                              Ended
                                          September 30,
                                         1995       1994
    Interest paid                       $ 3,426    $ 3,225
    Interest capitalized                    297        509
    Income taxes paid                    16,962        177


6.  Discontinued Operations:
    On September 8, 1995 the Company's Board of Directors declared a spin-off distribution of 100% of the common shares of its wholly owned subsidiary, TransPro, Inc. ("TransPro") to the Company's common stock shareholders of record at the close of business on September 29, 1995. Common shares were distributed on the basis of one share of TransPro common stock for every four shares of the Company's common stock. Prior to the distribution, the Company contributed to TransPro cash, the ownership interests in the net assets and liabilities of its Crown and G&O Manufacturing Company divisions and the stock of AHTP II, Inc. and Allen Heat Transfer Products, Inc., which owned the Company's 50% partnership joint venture interest in GO/DAN Industries ("GDI"). These entities comprised the Company's Truck Products Business (the "Business"). Following the distribution, TransPro became an independent, publicly traded corporation.

    On September 29, immediately prior to the distribution, the Company caused GDI to redeem the remaining ownership interest from the Company's other joint venture partner, Handy & Harman, thereby making GDI an indirect, wholly owned partnership of the Company. Handy & Harman received $24,750,000 in cash consideration from TransPro for its interests in GDI, which Transpro financed through borrowings under the term loan portion of its new credit facility.

    In connection with the spin-off distribution, the Company has presented the Business as a discontinued operation in the Consolidated Statements of Income for the three and nine-month periods ended September 30, 1995. The Company charged the net assets transferred to TransPro (which includes GDI on a fully consolidated basis as a result of the aforementioned redemption on September 29, 1995) against its retained
    earnings.   A summary of the net assets distributed is as follows
    (amounts in thousands):

            Cash                                   $ 4,002
            Accounts receivable                     41,650
            Inventories                             46,963
            Other current assets                     3,726
            Property, plant and equipment           36,186
            Other assets                             7,590
            Accounts payable and accrued
               expenses                            (35,552)
            Long-term debt                         (45,666)
            Other liabilities                       (8,250)
                                                   $50,649

    Summarized income statement information relating to the Business' results of operations for the previous four years (as reported in discontinued operations) is as follows (amounts in thousands, except per share data):


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



    Summarized quarterly income statement information for 1994 and 1995 relating to the Business is as follows (amounts in thousands, except per share data):

                                      For the Three Months Ended
                                December  September   June     March
                                   31        30        30        31
    1994:
    Sales                       $ 28,340  $ 29,250  $ 29,702  $ 27,747
    Operating income               4,705     3,665     4,421     3,023
    Equity income (loss)
      in joint venture               569     1,693        99      (694)
    Net income                     3,075     3,123     2,655     1,130
    Income per common share          .11       .12       .10       .05

    1995:
    Sales                                 $ 27,381  $ 32,739  $ 32,813
    Operating income                         1,257     4,066     4,403
    Equity income (loss)
      in joint venture                       2,044       581      (406)
    Net income(a)                            2,286     3,197     2,369
    Income per common share                    .09       .12       .09


    For the three months ended June 30, 1995 and September 30, 1995, discontinued operations also includes transaction costs related to the distribution of the Business of $311,000 (pretax - $500,000) and $422,000 (pretax - $700,000), respectively.

7.  Acquisition:
    On March 17, 1995, the Company acquired an additional 40% interest in FOR.E.M. S.p.A. ("FOREM") located in Milan, Italy; the Company had previously acquired an initial 40% of FOREM in December 1994. The purchase price for the 80% ownership interest aggregated approximately $16,800,000 in cash, and includes costs of acquisition. In addition, the Company recorded an additional $3,500,000 in purchase price (resulting in an increase in related goodwill) during the third quarter 1995 pursuant to an earn out arrangement included in the acquisition agreement, which specifies that the former shareholders of FOREM may earn such additional purchase price based upon the earnings of FOREM. This additional purchase price is expected to be paid in the fourth quarter of 1995. The remaining 20% of FOREM's outstanding stock is subject to certain put/call arrangements between the Company and the sellers. The purchase price for this remaining 20% ownership interest is based upon a formula relative to the future earnings of FOREM.

    This acquisition has been accounted for under the purchase method of accounting; accordingly, results of operations include those of FOREM subsequent to the acquisition date. Results of operations for FOREM prior to the March 1995 share acquisition (reported under the equity method of accounting) were not significant. To facilitate preparation of financial statements on a timely basis, FOREM's financial position and results of operations are reported and included in the Company's consolidated financial statements on a two-month delayed basis.
    The Company has made its best estimate, based on information available at the present time, to allocate the purchase price based on the fair market value of the assets and liabilities acquired. Certain estimates inherent in these valuations are likely to change or have not been completed or formalized at this time and may result in some adjustment of the recorded assets and liabilities acquired, including the excess of cost over net assets acquired. Such excess is being amortized over a 20-year period.

8.  Redemption of Convertible Debentures:
    In May 1995, the Company called for redemption of the remaining $4,917,000 of Convertible Subordinated Debentures, Series A and B, due July 30, 1999, which were issued in 1992 in connection with the Company's acquisition of Alliance Telecommunications Corporation. Subsequent thereto, holders of these debentures converted such debentures into a total of 351,834 shares of the Company's common stock.

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




                           THE ALLEN GROUP INC.
                   ITEM 2 - MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Summary:
  For the three and nine months ended September 30, 1995, The Allen Group Inc. ("the Company") reported income from continuing operations of $7.6 million ($.28 per common share) and $18.8 million ($.70 per common share), respectively, compared to $5.4 million ($.21 per common share) and $13.5 million ($.52 per common share), respectively, during the comparable 1994 periods. The increase in income from continuing operations is due, in large part, to the initial inclusion of the operating results of the Company's 80% owned Italian subsidiary, FOR.E.M. S.p.A. ("FOREM") and its majority owned German subsidiary, MIKOM G.m.b.H. ("MIKOM") in the Company's 1995 results of operations, as well as continued strong sales by the Company's existing telecommunications business. The increase in operating income, however, has been tempered by higher spending by the Company on research and development for the Mobile Communications product lines, which is expected to continue at an increased level through the balance of the year.

  In connection with the spin-off distribution of its Automotive and Truck Products Business to its stockholders, the Company reported the operating results of such business as discontinued operations. Accordingly, the Company reported income from discontinued operations (excluding the related transaction costs) for the three and nine months ended September 30, 1995 of $2,286 ($.09 per common share) and $7,852 ($.30 per common share), respectively, versus $3,123 ($.12 per common share) and $6,908 ($.27 per common share) for the comparable 1994 periods. For further information regarding this transaction, see Note 6 of Notes to Consolidated Condensed Financial Statements.

Sales:
  Consolidated sales from continuing operations by industry segment are:

                                Three Months        Nine  Months
                                   Ended               Ended
                               September 30,        September 30,
                                ($ Millions)        ($ Millions)
                               1995     1994       1995     1994
    Mobile Communications     $85.4    $54.5      $225.4   $154.4
    Centralized Automotive
      Emissions Testing         2.9       .7         6.0      2.1
                              $88.3    $55.2      $231.4   $156.5



    Mobile Communications sales increased over the prior year periods by $30.9 million (57%) and $71.0 million (46%) for the three and nine months ended September 30, 1995, respectively. A major reason for this growth was due to the initial full consolidation of the Company's FOREM subsidiary and its German subsidiary, MIKOM, in 1995, contributing 62% and 50% of the sales increase of $19.1 million for the three months ended September 30, 1995 and $35.7 million for the nine months ended September 30, 1995, respectively. In addition, sales of site management products, base station antennas and frequency planning services from the Company's domestic Mobile Communications segment continue to contribute to the remaining sales growth of this segment.

    Centralized Automotive Emissions Testing sales consist of revenues from the Company's MARTA Technologies, Inc. ("MARTA") subsidiary. MARTA's sales grew by $2.2 million and $3.9 million for the three-month and nine-month periods ended September 30, 1995 over the same periods in 1994 and is primarily attributed to the start-up of the Maryland emission testing program on May 1, 1995.

    This industry has been hampered by an unsettled political climate that delayed programs previously awarded and the bidding and awarding of new programs; however, several states once again have begun to review their requirements which may lead to program proposals in the near term.

    As previously reported by the Company, MARTA's El Paso, Texas program has been suspended, along with similar programs for another contractor in Dallas and Houston, and it continues to remain unclear how, or with what type of program, the State will proceed with meeting the U.S. Federal Environmental Protection Agency ("EPA") requirements. It is highly probable that MARTA's centralized program will not be implemented, or may be implemented in a significantly reduced version. Pursuant to the terms of its Contract, MARTA is in the preliminary phases of the dispute procedure requirements as called for under the Contract. The Company continues to believe that its Contract provides for appropriate compensation should such changes occur, subject to the appropriation of funds by the State of Texas. Although the Company continues to incur certain costs (particularly interest on the carrying cost of its investment), these costs are, for financial reporting purposes, being expensed as incurred. Marta will pursue all remedies available to protect its interests regarding its contract with the State of Texas. The recorded carrying value of its investment in the El Paso program is approximately $7.8 million.

    MARTA's Cincinnati, Ohio program is expected to commence full revenue generating operations in early 1996. MARTA's Northern Kentucky program, originally scheduled to begin January 1, 1996, has been delayed as the State of Kentucky reviews the effect of the EPA's changing mandates on planned and implemented programs. Earlier in 1995, Kentucky had requested MARTA to limit its activities to the search for suitable test station locations, but not to enter into any contractual arrangements to lease or purchase property. In the third quarter of 1995, Kentucky and MARTA re-initiated negotiations for a nine to ten-year program, commencing on approximately October 1, 1996. These negotiations are continuing.


    Operating Income: Overall, gross margins on product sales approximated 38% and 41% for the three-month periods ended September 30, 1995 and 1994, respectively, and 39% and 41% for the nine-month periods ended September 30, 1995 and 1994, respectively. The decline in gross margins between periods is primarily attributable to the change in sales mix in the Mobile Communications segment offset, in part, by the inclusion of FOREM and MIKOM commencing with the second quarter of 1995.

    Selling, general and administrative expenses increased by $2.0 million and $5.5 million, respectively, for the three months and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The increase is primarily due to the inclusion of FOREM and MIKOM and to the start-up of the Maryland emissions testing program, both of which occurred in the second quarter of 1995. Selling, general and administrative expenses represent 16.1% and 17.5% of sales, respectively, for the three and nine-month periods ended September 30, 1995, respectively, as compared to 22.1% and 22.3% for the respective periods in 1994. The lower percentage of sales is due to the spreading of fixed expenses over higher sales as a result of the initial inclusion of FOREM and MIKOM as well as continued sales growth from the Company's existing telecommunications products.

    Due to the increasing significance of research and development and new product engineering costs, the Company is now separately classifying this item on its Consolidated Statements of Income and has reclassified prior periods to conform to the new format. Spending for the three months and nine months ended September 30, 1995 increased by $2.0 million (117%) and $6.3 million (102%), respectively over the comparable 1994 periods and is attributable to the Company's Mobile Communications segment. Such expenses represent 4.1% and 3.0% of sales for the three months ended September 30, 1995 and 1994, respectively, and 5.4% and 3.9% for the nine months ended September 30, 1995 and 1994, respectively. The Company expects research and development costs to continue at these increased levels through the end of 1995.

    Interest and financing costs: For the three months and nine months ended September 30, 1995, interest expense increased due to the inclusion of FOREM and MIKOM commencing with the second quarter of 1995, and because of an increase in the rates for the Company's industrial revenue bonds which are marked-to-market on either a weekly or monthly basis, offset in part, by lower long-term debt holdings. For the nine months ended September 30, 1995, interest income reflects higher income from the investment of cash generated from operations in short-term, tax-exempt securities, offset by lower interest income earned on the proceeds of a note received in May 1994 from the sale of the Company's automotive diagnostic equipment product line, which occurred in 1993. Although year to date interest income is higher than the comparable 1994 period, the Company's cash investments during the third quarter 1995 declined, which accounted for the decrease in interest income for the three months ended September 30, 1995 as compared to the 1994 period.

    Income Taxes: The Company's effective income tax rate on continuing operations for the three months ended September 30, 1995 and 1994 was 42.6% and 35.0%, respectively, and 40.4% and 36.2% for the nine months ended September 30, 1995 and 1994, respectively. The higher tax rates in 1995, and in particular for the third quarter of 1995, reflect the higher proportion of foreign income (FOREM and MIKOM) taxed at higher rates than the combined U.S. Federal and state income tax rates.

    Minority interests: The increase in minority interest in the 1995 periods, as compared to the comparable 1994 periods, is principally a result of the inclusion of the minority interest of FOREM and MIKOM commencing with the second quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES
    As set forth in the Consolidated Condensed Statements of Cash Flows, the Company used $16.2 million in cash from continuing operations for the nine months ended September 30, 1995 compared to cash generated from continuing operations of $31.2 million for the nine months ended September 30, 1994. The significant decrease in cash flow from operations is principally due to higher inventories levels and trade accounts receivable balances as a result of the increased sales volume in 1995 and a higher level of estimated income tax payments.

    The Company has made significant capital investments in test equipment and plant facilities for its Mobile Communications segment ($13.1 million) and for the Ohio emissions testing program of its Centralized Automotive Emissions Testing segment ($8.1 million). In addition, the Company acquired an additional 40% interest in FOREM on March 17, 1995 for approximately $8.3 million in cash (with an additional $3.5 million in purchase price to be paid to the former shareholders in the fourth quarter of 1995). All of these actions were financed by internally generated funds.

    The Company continues to utilize internally generated cash resources to fund its operating and capital activities, and at September 30, 1995, cash and equivalents totalled $11.0 million as compared with $55.2 million at December 31, 1994. These balances were principally invested in money market funds, bankers acceptances and Dutch auction, tax exempt securities (which are afforded one of the two highest ratings by nationally recognized ratings firms).

    With respect to the spin-off of its automotive and truck products business, the Company does not anticipate any significant impact on its liquidity or capital resources. The spin-off will enable both the Company, and TransPro to independently pursue their own respective strategies and objectives.

    The Company is currently employing a business strategy that involves, among other things, the expansion of its telecommunications equipment business, through both strategic acquisitions and internal development programs. In its pursuit of strategic acquisitions, the Company believes that the spin-off will enable it to use its common stock as an acquisition currency to effectively reduce the cost of such acquisitions to the Company. Further, in light of this strategy, the Company's Board of Directors has decided to discontinue cash dividends for the foreseeable future after the payment of the quarterly dividend of $.05 per common share declared on September 14, 1995.

    The Company believes that continued profitability, cash and short-term investments and available unused credit lines of $98 million, as well as unused credit lines for MARTA of $60 million, will provide sufficient liquidity to fund future growth, expansion and acquisitions.






                        PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        (10) Contribution Agreement, dated September 29, 1995, between The Allen Group Inc. and TransPro, Inc.

        (11)   Statement re computation of earnings per common share.

        (27)   Financial Data Schedule.

    (b) Reports on Form 8-K

        The Company filed a Form 8-K Current Report dated September 8, 1995 in which it reported under Item 5 - "Other Events" that its Board of Directors had declared a spin-off distribution, subject to the satisfaction of certain regulatory approvals and other conditions, of 100% of the shares of a newly formed company to include Allen's Truck Products divisions and GO/DAN Industries.

        The Company filed a Form 8-K Current Report dated October 12, 1995 in which it reported under Item 2 - "Acquisition or Disposition of Assets" and Item 7 - "Financial Statements and Exhibits" that it had effected the spin-off distribution, on a pro rata basis, of 100% of the outstanding shares of common stock of the Company's wholly owned subsidiary, TransPro, Inc., to holders of record of the Company's common stock as of the close of business on September 29, 1995.

        For additional information, see Note 6 of Notes to Consolidated Condensed Financial Statements.







                                SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         The Allen Group Inc.
                                             (Registrant)






Date:  November 13, 1995           By:   /s/ Robert A. Youdelman
                                             Robert A. Youdelman
                                       Senior Vice President-Finance
                                         (Chief Financial Officer)





Date:  November 13, 1995           By:  /s/ James L. LePorte, III
                                            James L. LePorte, III
                                        Vice President, Treasurer
                                              and Controller
                                        (Principal Accounting Officer)















                           THE ALLEN GROUP INC.
                               EXHIBIT INDEX

                                                                     Page
    Exhibit Number:

       (10)    Contribution Agreement, dated September 29,
               1995, between The Allen Group Inc. and
               TransPro, Inc.  (The schedules and exhibits
               to the Contribution Agreement have been
               omitted, but will be provided upon request.)
               (filed as Exhibit 2.1 to Registrant's
               Form 8-K dated October 12, 1995 (Commission
               File Number 1-6016) and incorporated herein
               by reference)......................................    -



       (11)    Statement re computation of earnings per
               common share.......................................    20

       (27)    Financial Data Schedule ...........................    21






                                                             EXHIBIT 11


                           THE ALLEN GROUP INC.
                      EARNINGS PER COMMON SHARE DATA
                          (Amounts in Thousands)

Net income and common shares used in the calculations of earnings per common share were computed as follows:

                                        Three Months      Nine Months
                                           Ended              Ended
                                       September 30,       September 30,
                                       1995     1994      1995      1994
Income:

    Net income applicable to
        common stock - primary        $ 9,472  $ 8,568   $25,918   $20,430

    Adjustment for fully diluted:

        Convertible debenture
          interest                          -       47        80       137

        Net income applicable to
          common stock - fully
          diluted                     $ 9,472  $ 8,615   $25,998   $20,567



Common Shares:

    Weighted average outstanding
        common shares                  25,755   25,355    25,575    25,337

    Common stock equivalents            1,419      737     1,263       659

        Common shares - primary        27,174   26,092    26,838    25,996

    Common shares issuable for:

        Stock options                      39       99        68        38
        Conversion of debentures            -      359       166       359

        Common shares - fully diluted  27,213   26,550    27,072    26,393


The calculation of fully diluted earnings per common share is submitted in accordance with Regulation S-K Item 601(b)(11) although not required for income statement presentation because it results in dilution of less than 3 percent.



                                EXHIBIT 27
                          FINANCIAL DATA SCHEDULE