Form 10-K405
period 1995-12-31
ALLEN GROUP INC
filed 1996-03-28
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______________  to  _______________

                     Commission file number     1-6016
                                           ----------------

                             THE ALLEN GROUP INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                        38-0290950
-------------------------------                      ------------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

25101 Chagrin Boulevard, Beachwood, Ohio                      44122
----------------------------------------             ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (216) 765-5818
                                                     ------------------------

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


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days:   Yes   X      No
                                        -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ X ]

As of March 1, 1996, there were 26,577,795 shares of the Registrant's Common Stock issued and outstanding, and the aggregate market value (based upon the last sale price of the Registrant's Common Stock on the New York Stock Exchange Composite Tape on March 1, 1996) of the Registrant's Common Stock held by nonaffiliates of the Registrant was $504,978,105.

Exhibit Index is on pages 18 to 24 of this Report.


                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended December 31, 1995 incorporated by reference into Parts I and II hereof.

Proxy Statement dated March 15, 1996 for Annual Meeting of Stockholders to be held April 23, 1996 incorporated by reference into Part III hereof.

                              THE ALLEN GROUP INC.
                              --------------------

                                   FORM 10-K
                                   ---------

                 (For the fiscal year ended December 31, 1995)


                               TABLE OF CONTENTS
                               -----------------


                                                                          Page
                                                                          ----
PART I

   Item  1 - Business .................................................      3

   Item  2 - Properties ...............................................      9

   Item  3 - Legal Proceedings ........................................      9

   Item  4 - Submission of Matters to a Vote of Security Holders ......      9

   Executive Officers of The Registrant ...............................     10


PART II

   Item  5 - Market for Registrant's Common Equity and Related
             Stockholder Matters ......................................     11

   Item  6 - Selected Financial Data ..................................     11

   Item  7 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................     11

   Item  8 - Financial Statements and Supplementary Data ..............     11

   Item  9 - Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ......................     11

PART III

   Item 10 - Directors and Executive Officers of the Registrant .......     12

   Item 11 - Executive Compensation ...................................     12

   Item 12 - Security Ownership of Certain Beneficial Owners
             and Management ...........................................     12

   Item 13 - Certain Relationships and Related Transactions ...........     12


PART IV

   Item 14 - Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ......................................     13


SIGNATURES ............................................................     16

EXHIBIT INDEX .........................................................     18

                              THE ALLEN GROUP INC.
                              --------------------

                                   FORM 10-K
                                   ---------

                                     PART I
                                     ------

                               ITEM 1 - BUSINESS
                               -----------------

GENERAL
-------

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

         The business segments of Allen and its subsidiaries include Mobile Communications and Centralized Automotive Emissions Inspections.

         On September 29, 1995, Allen completed the spin-off distribution of 100% of the common shares of a newly formed wholly owned subsidiary, TransPro, Inc. ("TransPro") to Allen's common stockholders. Prior to the distribution, Allen contributed to TransPro certain ownership interests in the net assets and liabilities of its Crown and G&O Manufacturing Company divisions and the stock of AHTP II, Inc. and Allen Heat Transfer Products, Inc., which owned Allen's partnership joint venture interest in GO/DAN Industries ("GDI"). These entities comprised Allen's Truck Products businesses. Immediately prior to the spin-off distribution, Allen also caused GDI to redeem the remaining ownership interest from the Company's other joint venture partner, thereby making GDI an indirect, wholly owned partnership of TransPro. Following the distribution, TransPro became an independent, publicly traded corporation.

         On March 17, 1995, Allen acquired an additional 40% interest in FOR.E.M. S.p.A., a manufacturer of wireless telecommunications products located in Agrate Brianza (Milan), Italy. Allen previously had acquired an initial 40% of FOR.E.M. S.p.A. in December, 1994, as well as options to acquire the remaining 20% interest during the next five years. FOR.E.M. S.p.A. owns 62% of Mikom G.m.b.H., located in Buchdorf (Munich), Germany, and also has sales and engineering offices in the United Kingdom and France. (FOR.E.M. S.p.A. and Mikom G.m.b.H. sometimes are referred to collectively herein as "FOREM").

         Additional information regarding both of these transactions is incorporated herein by reference in Note 9 of the Notes to Consolidated Financial Statements, "Acquisitions and Dispositions," on page 27 of Allen's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 of this Report.

         There have been no other significant changes in the business, kinds of products produced or services rendered or in the markets or methods of distribution since the beginning of the last fiscal year.


MOBILE COMMUNICATIONS
---------------------

         Allen's Mobile Communications segment is comprised of Allen Telecom Group ("ATG"), FOREM and Comsearch. ATG, along with FOREM, are leading equipment suppliers of system expansion, site management products and mobile and base station antennas to the worldwide wireless communications market. The principal product lines are systems products, including Extend-A-Cells(TM), repeaters, microcells, wireless PBX systems, paging repeaters and power amplifiers; site management and other non-antenna products, including filters, tower mounted amplifiers, combiners, duplexers, isolators and cable; and mobile and base station antennas. The demand for equipment supplied by ATG and FOREM is primarily a function of the development of wireless communications systems throughout the world, and ATG's ability to develop new products and technologies related to system coverage and capacity and components for other manufacturers' wireless communications systems. In this regard, in September 1995, ATG introduced its Smartcell(TM) microcell which has the ability to enhance geographic coverage as well as serve as a platform for wireless PBX. The Company also has developed several new wireless test and measurement products which have applications in cellular, PCS, trunking and paging systems. Currently, these products perform analysis for AMPS, TACS and paging systems standards. By mid-1996, these products will offer the same capabilities for the digital TDMA, GSM, CDMA and PCS standards.

         Comsearch is a leading supplier of frequency planning and coordinating services as well as system design and field engineering services and software products for the wireless markets and personal communications systems ("PCS") market. Comsearch is involved very early with carriers and original equipment manufacturers ("OEMs") in the process of designing the cell layout of a system. Comsearch's engineering expertise in spectrum sharing, microwave inter-connectivity, microwave migration and cell system design has enabled it to obtain orders from most major PCS carriers. Comsearch's spectrum sharing software, IQ.Clear, currently is licensed in all major domestic PCS markets, and its IQ. Clear software for microwave interconnection is operational in several European PCS systems. Comsearch's cellular design software, MCAP, is in the process of a major overhaul for PCS applications, and the new software, IQ.Signum, is expected to be released in mid-year 1996.

         International sales of this segment have increased substantially and are now more than 50% of total sales. The Company's export sales from the U.S. are primarily to major wireless telephony companies and are typically payable in U.S. dollars. FOREM's sales are primarily in Europe to major European OEM's and cellular or PCS operators in local currencies. The Company currently has sales/engineering offices in Canada, China, Brazil, Australia, Singapore, France and the United Kingdom. Additional offices in South America, China and Hong Kong are expected to be opened in 1996. The Company sees no significantly greater risk as a result of the greater proportion of international business than that of its domestic operations.

         In 1995, sales of the Mobile Communications segment increased $93.1 million, or 44%, over 1994, primarily due to FOREM, which contributed $55 million in sales for the nine-month period they were included in Allen's results of operations, as well as the continued strong growth of its existing products.

         ATG and FOREM products are generally manufactured or assembled by the Company. With respect to FOREM, a substantial portion of product manufacturing labor is outsourced to third parties. Comsearch's frequency planning and coordination services are provided principally at its central headquarters facility. Products are sold directly through commissioned sales employees or through distributors and sales representatives to OEMs, common carriers and other large uses of telecommunications products.


CENTRALIZED AUTOMOTIVE EMISSIONS INSPECTIONS
--------------------------------------------

         Allen's Centralized Automotive Emissions Inspections segment consists solely of its wholly owned subsidiary, MARTA Technologies, Inc. ("MARTA"). MARTA designs, builds and operates centralized automotive emissions testing programs under long-term contracts with state governments, and is one of only three major companies that have previously demonstrated the necessary capabilities and experience for such programs, although a number of additional companies recently have begun to bid on these programs. During 1995, MARTA's sole source of sales revenue was its Jacksonville, Florida and Maryland emissions testing programs which, at $8.8 million ($2.8 million for Jacksonville and $6.0 million for Maryland), represents less than 3% of consolidated revenues of the Company.

         Emissions testing programs are mandated by the Federal Environmental Protection Agency ("EPA") pursuant to the 1990 Clean Air Act and related amendments. Generally, if a centralized emissions testing program is to be adopted by a state, the emissions testing program is structured so that once awarded, the company awarded the program (such as MARTA) is responsible for purchasing the land, constructing the testing facilities, equipping the sites with analytical and computer equipment, hiring and training personnel and eventually operating the program. It is not until a program begins to operate (typically under a multi-year sole source contract) that revenue (generally on a fixed fee, cash per test basis) is generated. Revenue for the Company's Maryland program, however, is based on an annual fixed fee for the entire program.

         Since Allen's initial participation in the centralized emission inspection industry, MARTA has been awarded emissions testing contracts for the State of Maryland and the El Paso region of Texas (both in 1993) and the Cincinnati region of Ohio and Northern Kentucky (both in 1994). The Maryland program, originally scheduled to begin operations on January 1, 1995, was delayed and revenue generating operations began on May 1, 1995. MARTA's contract with the State of Texas was, as discussed more fully below, officially terminated in January 1996. On February 1, 1995, this program had been suspended prior to start-up (along with similar programs for another contractor in Dallas and Houston). The Cincinnati program officially began full revenue generating operations on January 1, 1996. The Northern Kentucky program, originally scheduled to begin operation on January 1, 1996, was delayed by the State in early 1995 and continues to remain uncertain as the State reviews its options for implementation of an emissions inspection program. In the latter part of 1995, Kentucky and MARTA re-initiated negotiations for a nine to ten-year program; these negotiations are continuing.

         As indicated above, MARTA's contract with the State of Texas was terminated. This termination allows the Company to formally proceed with the settlement and damage provisions set forth in its contract with the State. The Company continues to believe that its contract provides for appropriate compensation, and anticipates filing a claim with the State early in 1996. MARTA will pursue all remedies available to protect its interest regarding its investment in the program; however, it is not possible at this time to predict the ultimate outcome of the settlement process or the timing of the receipt of any funds related thereto which would be subject to the appropriation of funds by the State of Texas. It is possible that this process would continue into fiscal year 1997 before a resolution is reached.

         Programs for automotive emissions testing continue to be hampered by an unsettled political climate and various implementation problems which have delayed programs previously awarded and the bidding and awarding of new programs. Even with respect to MARTA's existing operations in Florida, Maryland and Ohio, there exists proposed legislation, or the discussion of legislation, to change, amend or cancel programs. Given recent history, both for MARTA and other industry contract operators, there is no certainty that the future might not bring substantial changes in this business. Several states appear to be moving forward with the bidding of new emissions test programs, but the role for a Company such as MARTA has been reduced from what was thought possible one to two years previously. (See "Competition" below).


WORKING CAPITAL
---------------

         Production for the Mobile Communications segment consist of standard manufactured products for which inventory levels are generally based on product demand. As previously indicated, the increase in international export sales generally resulted in extended collection periods as such receivables make up a greater proportion of trade receivables. This factor, in conjunction with the general level of increase in business, has increased the working capital needs of the Mobile Communications business.

         MARTA's capital requirements are less clear given the uncertainty in the centralized emissions testing industry. Capital requirements are dependent upon the award of programs, the type of programs to be implemented and the scheduled start-up dates. MARTA currently has no significant commitments with respect to program expenditures.

         The Company believes it has adequate financial resources to meet its working capital needs in the near term. The Company entered into a new revolving credit agreement which provides for borrowings up to $75 million for the Company and $60 million for MARTA, none of which were utilized at December 31, 1995. In addition, the Company may seek third party asset-based financing in respect to future programs of MARTA.


COMPETITION
-----------

         In each of Allen's industry segments, competition is vigorous. The Company believes that it has established a major market position in the United States for mobile cellular telephone antennas, where competition is distributed among many manufacturers. In its other product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. Allen's principal methods of competition include price, service, warranty, market availability, product research and development, innovation and performance. In certain of its product lines, the Company has augmented its own resources through licensing agreements with companies possessing complementary resources and technologies.

         In its Centralized Automotive Emissions Inspections segment, the competitive environment has been evolving over the past year. In recent months, the EPA has provided substantial flexibility in the way states can implement automotive emissions testing programs, permitting the potential use of centralized programs, decentralized programs and centralized/decentralized hybrid programs. MARTA presently is one of three companies that are running multiple centralized programs in multiple states. The degree in variation in programs has, however, opened up opportunities for increased competition from data management/operators to run "managed" programs, decentralized programs as well as state-run centralized programs. The Company anticipates competition to operate and/or manage programs to intensify as a result of these factors.


MAJOR CUSTOMERS
---------------

         Except as noted in the Centralized Automotive Emissions Inspections industry segment description, there is no single customer or group of a few customers for which the loss would have a material adverse effect on any industry segment or on the Company. Sales of Mobile Communications products are widely distributed among many customers.


BACKLOG
-------

         The approximate backlog of orders by industry segment as of December 31, 1995 and 1994 are as follows (amounts in thousands):

                                                                         1995              1994
                                                                         ----              ----
         Centralized Automotive Emissions
             Inspections                                               $144,138          $206,812
         Mobile Communications                                           85,339            33,791
                                                                       --------           -------
                                                                        229,477           240,603

         Centralized Automotive Emissions
             Inspections backlog not expected
             to be filled within one year                              (121,274)         (194,112)
                                                                        -------           -------
         Backlog expected to be filled in
          succeeding fiscal year                                       $108,203          $ 46,491
                                                                        =======          ========

Backlog from the terminated El Paso, Texas program and the suspended Northern Kentucky program are excluded from this compilation and is the reason for the decline in backlog of Centralized Automotive Emissions Inspections from 1994 to 1995. As previously mentioned, legislation has been discussed or proposed in a number of states, including Florida, Maryland and Ohio where MARTA has programs, to change, amend or cancel programs which could impact existing backlog. The backlog for Mobile Communications represents orders for systems and site management products and base station and mobile antennas. All Mobile Communications backlog is expected to be completely filled within the 1996 fiscal year. The increase in backlog for the Mobile Communications segment from 1994 to 1995 reflects the inclusion of FOREM ($40 million) and a general increase in the level of business for existing products.


PRODUCTION, RAW MATERIALS AND SUPPLIES
--------------------------------------

         In addition to manufacturing certain products, Allen also assembles at its facilities certain components manufactured for it by non- affiliated companies. The principal materials used in the production of Allen's products are steel, aluminum, plastics and electronic components. These materials are purchased regularly from several producers and have been generally available in sufficient quantities to meet Allen's requirements, although occasionally shortages have occurred. The Company believes that the supplies of materials through the end of 1996 will be adequate.


PATENTS, LICENSES AND FRANCHISES
--------------------------------

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


RESEARCH AND DEVELOPMENT
------------------------

         The Company is engaged in research and development activities (substantially all of which are Company-sponsored) as part of its ongoing business. The Company is continuing to emphasize the development of specialty products and accessories to serve the cellular telephone and wireless communications markets. Currently, these development activities are not expected to require a material investment in assets. For additional information, see "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page 20 of Allen's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


ENVIRONMENTAL CONTROLS
----------------------

         The Company is subject to federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and financial liability to the Company. Additional information regarding environmental issues is incorporated herein by reference to the last paragraph of Note 5, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements on page 23 of Allen's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


EMPLOYEES
---------

         As of December 31, 1995, Allen had approximately 2,800 employees.

SEASONAL TRENDS
---------------

         Generally, the Company's sales are not subject to significant seasonal variations; however, sales and earnings for ATG tend to be lower in the first fiscal quarter due to lower base station antenna installations.


INDUSTRY SEGMENTS, CLASSES OF PRODUCTS, FOREIGN OPERATIONS AND EXPORT SALES
---------------------------------------------------------------------------

         Information relating to the Company's industry segments, classes of similar products or services, foreign and domestic operations and export sales is incorporated herein by reference to "Segment Sales and Income" on page 14, "Industry Segment and Geographic Data" in Note 8 of the Notes to Consolidated Financial Statements on page 26, and the information presented in the charts on pages 32 to 35, of the Company's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

         The Company now has sizeable manufacturing and sales operations in Italy and Germany as a result of its additional 40% investment in FOREM in 1995. With the opportunities represented by the rapid deployment of wireless telephony systems throughout the world, the Company has seen extensive growth in international markets. The Company's export sales have increased from $62 million in 1994 to over $98 million in 1995. This growth has encouraged the Company to continue to expand the size and number of its international sales
and service offices.   The Company also has a manufacturing operation in Mexico
(a "Maquildora") which supplies mobile antennas to ATG. In the opinion of management, any risks inherent in Allen's existing foreign operations and sales are not substantially different than the risks inherent in its domestic operations.

                              ITEM 2 - PROPERTIES
                              -------------------


         At December 31, 1995, Allen's operations were conducted in 58 facilities in 12 states, Germany, Italy and Mexico. In addition, ATG maintains sales and engineering offices in Australia, Brazil, Canada, China, France, the United Kingdom and Singapore. Allen occupies approximately 1,056,000 square feet of space for manufacturing, assembly, centralized automotive emissions testing, warehousing, research and development and administrative offices. Approximately 475,000 square feet are rented under operating leases; approximately 100,000 square feet relates to facilities under a capital lease arrangement for the Centralized Automotive Emissions Inspections segment; the remainder is owned. Principal domestic facilities are located in Ohio, Florida, Texas and Virginia. The Company owns three foreign facilities: one in Italy (64,000 square feet), one in Germany (27,000 square feet) and one in Mexico (59,000 square feet).

         Information concerning the Company's properties by industry segment at December 31, 1995 is as follows (amounts in thousands):


                                                                      Square Footage
                                            ----------------------------------------------------------------
                                                  Domestic                      Foreign
                                                 --------                       -------
                                            Owned        Leased          Owned           Leased        Total
                                            -----        ------          -----           ------        -----
Centralized Automotive
 Emissions Inspections                         74           131             -               -           205
Mobile Communications Products                254           427            150              7           838
General Corporate                              -             13             -               -            13
                                             ----           ---            ---             ---         ----

                                              328           571            150              7         1,056
                                             ====           ===            ===             ===        =====

         Allen's machinery, plants, warehouses and offices are in good condition, reasonably suited and adequate for the purposes for which they are presently used and generally are fully utilized.

         In addition to the above, Allen owns two manufacturing facilities that had been utilized by its discontinued operations. These facilities (totalling 116,000 square feet) currently are under short-term leases to third parties.


                           ITEM 3 - LEGAL PROCEEDINGS
                           --------------------------

         The information required by this Item is incorporated herein by reference to the third paragraph of Note 5, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements on page 23 of the Registrant's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


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

ROBERT G. PAUL - President and Chief Executive Officer; age 54.

         Mr. Paul has been President and Chief Executive Officer of the Company since February 1991. He was President and Chief Operating Officer of the Company from December 1989 to February 1991, Senior Vice President - Finance from April 1987 to December 1989, Vice President- Finance from January 1987 to April 1987 and a Vice President from 1974 to January 1987. He also was President of the Antenna Specialists Company division of the Company's subsidiary, Orion Industries, Inc. (a predecessor of ATG), from 1978 to June 1990. Mr. Paul joined the Company in 1970 as an Assistant to the President and also served as Assistant Treasurer from 1970 to 1972. He was elected Treasurer in 1972 and Vice President and Treasurer of Allen in 1974. Mr. Paul was appointed Vice President-Finance and Administration of the Antenna Specialists Company division of Allen's subsidiary, Orion Industries, Inc. (the predecessor to ATG), in 1976, its Vice President-Operations in 1977 and its President in 1978, while continuing as a Vice President of Allen.

ROBERT A. YOUDELMAN - Senior Vice President-Finance and Chief Financial Officer; age 54.

         Mr. Youdelman joined the Company in 1977 as Director of Taxes. In February 1980 he was elected Vice President-Taxation, and in December 1989 was elected Senior Vice President-Finance and Chief Financial Officer. Mr. Youdelman is an attorney.

ERIK H. VAN DER KAAY - Vice President; age 55.

         Mr. van der Kaay joined the Company in 1990 as President of the Antenna Specialists Company division of Allen's subsidiary, Orion Industries, Inc. (the predecessor to ATG). He was elected Vice President of Allen in February 1993. Prior to joining Allen, Mr. van der Kaay was the Chief Executive Officer of Millitech Corporation, a developer and manufacturer of millimeter communication components and systems, South Deerfield, Massachusetts, from 1988 to 1990, and Group Vice President of Telecommunications at Avantek Inc., a developer and manufacturer of microwave radios and CATV systems, Santa Clara, California, from 1984 to 1988.

JAMES L. LEPORTE, III - Vice President, Treasurer and Controller; age 41.

         Mr. LePorte joined the Company in 1981 as Senior Financial Analyst.
In 1983, he was appointed Manager of Financial Analysis, and, in 1984, was named Assistant Controller. In April 1988, Mr. LePorte was elected Controller; in December 1990, was elected a Vice President, and in September 1995, was elected Treasurer of the Company.


MCDARA P. FOLAN, III - Vice President, Secretary and General Counsel; age 37.

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

                                    PART II
                                    -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the last paragraph of Note 2 "Financing" of the Notes to Consolidated Financial Statements on page 21, and to "Exchange Listings," "Market Price Range of Common Stock," "Dividends Declared On Common Stock" and "Stockholders" on page 36 of the Registrant's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

         In light of the Company's concentration in the rapidly growing telecommunications industry after the spin-off of its Truck Products businesses, the Company announced on September 14, 1995 that it has decided to discontinue cash dividends for the foreseeable future. The Company will be aggressively pursuing the significant opportunities presented in the telecommunications industry and plans on reinvesting its earnings in these businesses.


                        ITEM 6 - SELECTED FINANCIAL DATA
                        --------------------------------

         The information required by this Item is incorporated herein by reference to "Five Year Summary of Operations" on page 31, and to "Dividends Declared on Common Stock" on page 36, of the Registrant's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   ------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

         The information required by this Item is incorporated herein by reference to pages 32 to 35 of the Registrant's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report, as updated below.

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, revenues, orders, sales and liquidity are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including, without limitation, business conditions and growth in the general economy and wireless telecommunications and centralized automotive emissions inspections industries, timely development and acceptance of new products, the impact of competitive products and pricing, changes in product mix, inventory risk due to shifts in market demand, and other risks identified from time to time in the Company's reports filed with the Securities Exchange Commission pursuant to the Exchange Act of 1934.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity on pages 15 to 18, to the Notes to Consolidated Financial Statements on pages 19 to 29, and to the "Report of Independent Accountants" on page 30, of the Registrant's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

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

                                    PART III
                                    --------

            ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
            --------------------------------------------------------

         The information required by this Item relating to the Company's executive officers is included on page 10 hereof under "EXECUTIVE OFFICERS OF ALLEN" and is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Employment, Termination of Employment and Change of Control Arrangements" on pages 16 to 17 of the Registrant's definitive proxy statement dated March 15, 1996 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934. The other information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Information Regarding Nominees" on pages 1 to 3 of the Registrant's definitive proxy statement dated March 15, 1996 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


                        ITEM 11 - EXECUTIVE COMPENSATION
                        --------------------------------

         The information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Compensation of Directors" on pages 4 to 5, and to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT" on pages 6 to 19, of the Registrant's definitive proxy statement dated March 15, 1996 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.



    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to "STOCK OWNERSHIP" on pages 20 to 22 of the Registrant's definitive proxy statement dated March 15, 1996 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.



            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

         The information required by this Item is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Transactions with Executive Officers and Directors" on page 19 of the Registrant's definitive proxy statement dated March 15, 1996 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                                    PART IV
                                    -------

  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  --------------------------------------------------------------------------

(a)(1)     FINANCIAL STATEMENTS OF THE REGISTRANT
           --------------------------------------

    The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 16, 1996, are incorporated herein by reference to pages 15 to 30 of the Registrant's 1995 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

           Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

           Consolidated Balance Sheets at December 31, 1995 and 1994

           Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

           Report of Independent Accountants

   (2)     FINANCIAL STATEMENT SCHEDULES
           -----------------------------

    The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14(a)(1) above:

           FINANCIAL STATEMENT SCHEDULES OF THE REGISTRANT
           -----------------------------------------------

           Report of Independent Accountants, on page 14 of this Report, relating to the financial statement schedule

           Valuation and Qualifying Accounts Schedule, on page 15 of this Report

    Schedules other than the schedule listed above are omitted because they are not required or are not applicable, or because the information is furnished elsewhere in the financial statements or the notes thereto.

    (3)    EXHIBITS*
           ---------

    The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index on pages 18 to 24 hereof.


(b) REPORTS ON FORM 8-K
    -------------------

    The Company filed a Form 8-K Current Report dated October 12, 1995 in which it reported under Item 2 - "Acquisition or Disposition of Assets" and Item 7- "Financial Statements and Exhibits" that it had effected the spin-off distribution, on a pro rata basis, of 100% of the outstanding shares of common stock of the Company's wholly owned subsidiary, TransPro, Inc., to holders of record of the Company's common stock as of the close of business on September 29, 1995.

_____________________

*A copy of any of the Exhibits to this Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------




To the Board of Directors and Stockholders of The Allen Group Inc.:




    Our report on the consolidated financial statements of The Allen Group Inc. has been incorporated by reference in this Annual Report on Form 10-K from page 30 of the 1995 Annual Report to Stockholders of The Allen Group Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on page 13 of this Form 10-K Annual Report.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                        COOPERS & LYBRAND L.L.P.





Cleveland, Ohio
February 16, 1996

                                                                     SCHEDULE II

                              THE ALLEN GROUP INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (AMOUNTS IN THOUSANDS)




           Column A                   Column B                    Column C                 Column D           Column E
-------------------------------      ---------              --------------------          ----------          --------
                                      Balance                     Additions                                    Balance
                                                            --------------------
                                        at                  Charged to   Charged           Deductions          at End
                                     Beginning              Costs and   to Other             from                of
           Description               of Period               Expenses   Accounts           Reserves            Period
-------------------------------      ---------              ----------  --------          ----------          --------
Allowance for doubtful accounts:
   1995                               $ 1,684                    592           -           1,044(1)(3)        $ 1,232
                                      =======                =======      ======          ======              =======
   1994                               $ 1,270                    417           -               3(1)           $ 1,684
                                      =======                =======      ======          ======              =======
   1993                               $ 3,543                    719           -           2,992(1)(2)        $ 1,270
                                      =======                =======      ======          ======              =======





(1)    Represents the write-off of uncollectible accounts, less recoveries.

(2) Includes the elimination of related balances for its Allen Testproducts division and leasing subsidiary sold in 1993.

(3) Includes the elimination of related balances for its Truck Products Business spun off in 1995.

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

                                        THE ALLEN GROUP INC.
                                        --------------------
                                           (Registrant)



                                        By   /s/ Robert A. Youdelman
                                           ------------------------------
                                                Robert A. Youdelman
                                           Senior Vice President-Finance



Date:   March 29, 1996
     --------------------


 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    /s/ Robert G. Paul                            March 29, 1996
   ---------------------------------------------
   Robert G. Paul, President, Chief Executive
   Officer and Director
   (Principal Executive Officer)


    /s/ Robert A. Youdelman                       March 29, 1996
   ---------------------------------------------
   Robert A. Youdelman, Senior Vice President-
   Finance (Principal Financial Officer)


    /s/ James L. LePorte                          March 29, 1996
   ---------------------------------------------
   James L. LePorte, Vice President, Treasurer
   and Controller (Principal Accounting Officer)


    /s/ George A. Chandler                        March 29, 1996
   ---------------------------------------------
   George A. Chandler, Director


    /s/ Philip W. Colburn                         March 29, 1996
   ---------------------------------------------
   Philip W. Colburn, Chairman of the Board
   and Director

    /s/ Jill K. Conway                            March 29, 1996
   ---------------------------------------------
   Jill K. Conway, Director


    /s/ Albert H. Gordon                          March 29, 1996
   ---------------------------------------------
   Albert H. Gordon, Director

    /s/ William O. Hunt                           March 29, 1996
   ---------------------------------------------
   William O. Hunt, Director


    /s/ J. Chisholm Lyons                         March 29, 1996
   ---------------------------------------------
   J. Chisholm Lyons, Director


    /s/ John F. McNiff                            March 29, 1996
   ---------------------------------------------
   John F. McNiff, Director


    /s/ Charles W. Robinson                       March 29, 1996
   ---------------------------------------------
   Charles W. Robinson, Director


    /s/ William M. Weaver, Jr.                    March 29, 1996
   ---------------------------------------------
   William M. Weaver, Jr., Director

                                 EXHIBIT INDEX
                                 -------------

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

(4)    Instruments defining the rights of security holders -

       (a)    Rights Agreement, dated as of January 7, 1988,
              between the Registrant and Manufacturers Hanover
              Trust Company (filed as Exhibit Number 4 to
              Registrant's Form 8-K Current Report dated
              January 7, 1988 (Commission file number 1-6016)
              and incorporated herein by reference) ...................    -

       (b)    Credit Agreement, dated as of December 18, 1995,
              among the Registrant, MARTA Technologies, Inc.,
              the Banks signatories thereto, and Bank of Montreal,
              as agent ................................................    25

              Additional information concerning Registrant's long-term debt is set forth in Note 2, "Financing," of the Notes to Consolidated Financial Statements on pages 20 to 21 of Registrant's 1995 Annual
              Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report. Other than the Credit Agreement referred to above, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of Item 4 of
              Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange Commission upon request.

(10)          Material contracts (Other than Exhibit 10(a), all
              of the exhibits listed as material contracts
              hereunder are management contracts or compensatory
              plans or arrangements required to be filed as
              exhibits to this Report pursuant to Item 14(c)
              of this Report.)..........................................   -

       (a)    Contribution Agreement, dated September 29, 1995,
              between Registrant and TransPro, Inc. (filed as
              Exhibit Number 2.1 to Registrant's Form 8-K dated
              October 12, 1995) (Commission file number 1-6016)
              and incorporated herein by reference) ....................   -

       (b)    The Allen Group Inc. 1982 Stock Plan, as amended
              through November 3, 1987 (filed as Exhibit Number 10(c)
              to Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1987 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (c)    Amendment, dated as of December 4, 1990, to The Allen
              Group Inc. 1982 Stock Plan, as amended (filed as Exhibit Number 10(d) to Registrant's Form 10-K Annual Report
              for the fiscal year ended December 31, 1990 (Commission
              file number 1-6016) and incorporated herein by reference).   -

       (d)    Amendment, dated as of June 14, 1995, to The Allen
              Group Inc. 1982 Stock Plan, as amended (filed as
              Exhibit Number 10.1 to Registrant's Form 10-Q
              Quarterly Report for the quarterly period ended
              June 30, 1995 (Commission file number 1-6016) and
              incorporated herein by reference ........................    -

       (e)    Form of Restricted Stock Agreement pursuant to The
              Allen Group Inc. 1982 Stock Plan, as amended
              (filed as Exhibit Number 10(e) to Registrant's
              Form 10-K Annual Report for the fiscal year ended
              December 31, 1990 (Commission file number 1-6016)
              and incorporated herein by reference) ....................   -

       (f)    The Allen Group Inc. 1992 Stock Plan (filed as Exhibit
              Number 10(f) to Registrant's Form 10-K Annual Report
              for the fiscal year ended December 31, 1992 (Commission
              file number 1-6016) and incorporated herein by reference).   -

       (g) Amendment to The Allen Group Inc. 1992 Stock Plan, dated September 13, 1994 (filed as Exhibit Number 10 to the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1994 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (h) Second Amendment to The Allen Group Inc. 1992 Stock Plan, dated February 23, 1994 (filed as Exhibit Number 10(h) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (Commission file number 1-6016)
              and incorporated herein by reference ....................    -

       (i)    Third Amendment to The Allen Group Inc. 1992 Stock Plan,
              dated February 23, 1994 (filed as Exhibit Number 10(i)
              to Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1994 (Commission file number
              1-6016) and incorporated herein by reference) ............   -

       (j) Fourth Amendment to The Allen Group Inc. 1992 Stock Plan, dated as of June 14, 1995 (filed as Exhibit Number 10.2 to Registrant's Form 10-Q Quarterly Report for the
              quarterly period ended June 30, 1995 (Commission file
              number 1-6016) and incorporated herein by reference) .....   -

       (k)    Form of Restricted Stock Agreement pursuant to 1992
              Stock Plan (Salary Increase Deferral), dated
              November 30, 1993, entered into by the Registrant
              with certain executive and divisional officers (filed
              as Exhibit Number 10(g) to Registrant's Form 10-K
              Annual Report for the fiscal year ended December 31,
              1993 (Commission file number 1-6016) and incorporated
              herein by reference) .....................................   -

       (l)    Form of Restricted Stock Agreement pursuant to 1992
              Stock Plan (Salary Increase Deferral), dated
              April 28, 1992, entered into by the Registrant with
              certain executive and divisional officers (filed
              as Exhibit Number 10(g) to Registrant's Form 10-K
              Annual Report for the fiscal year ended December 31,
              1992 (Commission file number 1-6016) and incorporated
              herein by reference) .....................................   -

       (m)    Amendment to Restricted Stock Agreements pursuant to
              1992 Stock Plan (Salary Increase Deferral), dated
              February 22, 1995 (filed as Exhibit Number 10(l) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1994 (Commission file number
              1-6016) and incorporated herein by reference) ............   -

       (n)    Form of Non-Qualified Option to Purchase Stock
              granted to certain directors of the Registrant
              on September 12, 1989 (filed as Exhibit Number
              10(e) to Registrant's Form 10-K Annual Report
              for the fiscal year ended December 31, 1989
              (Commission file number 1-6016) and incorporated
              herein by reference) .....................................   -

       (o)    The Allen Group Inc. 1994 Non-Employee Directors
              Stock Option Plan (filed as Exhibit A to Registrant's
              Proxy Statement dated March 17, 1994 (Commission file
              number 1-6016) and incorporated herein by reference)......   -

       (p)    Form of Non-Qualified Option to Purchase Stock pursuant
              to The Allen Group Inc. 1994 Non-Employee Directors
              Stock Option Plan (filed as Exhibit Number 10(o) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1994 (Commission file number
              1-6016) and incorporated herein by reference) ............   -

       (q)    The Allen Group Inc. Amended and Restated Key
              Management Deferred Bonus Plan (incorporating
              all amendments through February 27, 1992) (filed as
              Exhibit Number 10(i) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1992
              (Commission file number 1-6016) and incorporated
              herein by reference)......................................   -

       (r)    Form of Restricted Stock Agreement pursuant to
              1992 Stock Plan and Key Management Deferred
              Bonus Plan (filed as Exhibit Number 10(j) to Registrant's
              Form 10-K Annual Report for the fiscal year ended
              December 31, 1992 (Commission file number 1-6016)
              and incorporated herein by reference).....................   -

       (s)    Form of Severance Agreement, dated as of November
              3, 1987, entered into by the Registrant with
              certain executive officers, officers and division
              presidents (filed as Exhibit Number 10(g) to
              Registrant's Form 10-K Annual Report for the
              fiscal year ended December 31, 1987 (Commission
              file number 1-6016) and incorporated herein by
              reference) ...............................................   -

       (t)    Form of Amendment, dated December 5, 1989, to
              Severance Agreement entered into by the Registrant
              with certain executive officers, officers and division presidents (filed as Exhibit Number 10(j) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1989 (Commission file number
              1-6016) and incorporated herein by reference) ............   -

       (u)    The Allen Group Inc. Master Discretionary Severance
              Pay Plan, effective January 1, 1993 (filed as Exhibit
              10(t) to Registrant's Form 10-K Annual Report for the
              fiscal year ended December 31, 1994 (Commission file
              number 1-6016) and incorporated herein by reference) .....   -

       (v)    Key Employee Severance Policy adopted by the
              Registrant on November 3, 1987 (filed as Exhibit
              Number 10(h) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1987
              (Commission file number 1-6016) and incorporated
              herein by reference) .....................................   -

       (w)    Amendment, dated May 14, 1991, to Key Employee
              Severance Policy adopted by the Registrant on
              November 3, 1987 (filed as Exhibit Number 10(n) to
              Registrant's Form 10-K Annual Report for the
              fiscal year ended December 31, 1992 (Commission
              file number 1-6016) and incorporated herein by
              reference)................................................   -

       (x)    Amendment No. 2, dated February 22, 1996, to Key
              Employee Severance Policy ................................   127

       (y)    Employment Agreement, dated June 28, 1988, between
              the Registrant and Philip Wm. Colburn (filed as
              Exhibit Number 10(m) to Registrant's Form 10-K
              Annual Report for the fiscal year ended December 31,
              1988 (Commission file number 1-6016) and incorporated
              herein by reference) .....................................   -

       (z) Amendment, dated as of February 27, 1992, of Employment Agreement, dated June 28, 1988, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(p) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (aa)   Amendment, dated as of February 26, 1991, of
              Employment Agreement, dated June 28, 1988, between
              the Registrant and Philip Wm. Colburn (filed as
              Exhibit Number 10(n) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1990
              (Commission file number 1-6016) and incorporated herein
              by reference) ............................................   -

       (bb)   Amended and Restated Post Employment Consulting
              Agreement, dated as of December 20, 1990, between
              the Registrant and Philip Wm. Colburn (filed as
              Exhibit Number 10(o) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1990
              (Commission file number 1-6016) and incorporated herein
              by reference) ............................................   -

       (cc)   Amended and Restated Supplemental Pension Benefit
              Agreement, dated as of December 20, 1990, between
              the Registrant and Philip Wm. Colburn (filed as
              Exhibit Number 10(p) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1990
              (Commission file number 1-6016) and incorporated herein
              by reference) ............................................   -

       (dd)   Insured Supplemental Retirement Benefit Agreement,
              dated as of September 4, 1985, between the Registrant
              and Philip Wm. Colburn (filed as Exhibit Number 10(l)
              to Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1987 (Commission file number
              1-6016) and incorporated herein by reference) ............   -

       (ee)   Split Dollar Insurance Agreement, dated as of July 1,
              1991, between the Registrant and Philip Wm. Colburn
              (filed as Exhibit Number 10(u) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31,
              1992 (Commission file number 1-6016) and incorporated
              herein by reference.......................................   -

       (ff)   Supplemental Pension Benefit Agreement, dated
              as of December 6, 1983, between the Registrant and
              J. Chisholm Lyons (filed as Exhibit Number 10(r) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1983 (Commission file
              number 1-6016) and incorporated herein by reference)......   -

       (gg)   Amendment, dated as of December 20, 1990, of
              Supplemental Pension Benefit Agreement, dated as of
              December 6, 1983, between the Registrant and
              J. Chisholm Lyons (filed as Exhibit Number 10(s)
              to Registrant's Form 10-K Annual Report for the
              fiscal year ended December 31, 1990 (Commission file
              number 1-6016) and incorporated herein by reference)......   -

       (hh)   Post Employment Consulting Agreement, dated as of
              September 12, 1989, between the Registrant and
              J. Chisholm Lyons (filed as Exhibit Number 10(s) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1989 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (ii)   Amendment, dated as of December 20, 1990, of
              Post Employment Consulting Agreement, dated as of
              September 12, 1989, between the Registrant and
              J. Chisholm Lyons (filed as Exhibit Number 10(u) to
              Registrant's Form 10-K Annual Report for the fiscal
              year ended December 31, 1990 (Commission file number
              1-6016) and incorporated herein by reference).............   -

       (jj)   Employment Agreement, dated June 25, 1991, between
              the Registrant and Robert G. Paul (filed as Exhibit
              Number 10(x) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1991
              (Commission file number 1-6016) and incorporated
              herein by reference)......................................   -

       (kk)   Supplemental Target Pension Benefit Agreement, dated
              as of January 1, 1996, between the Registrant and
              Robert G. Paul ...........................................   128

       (ll)   Form of Split Dollar Insurance Agreement, dated as of
              November 1, 1991, entered into by the Registrant with
              certain executive and divisional officers (filed as
              Exhibit Number 10(bb) to Registrant's Form 10-K Annual
              Report for the fiscal year ended December 31, 1992
              (Commission file number 1-6016) and incorporated herein
              by reference .............................................   -

       (mm)   The Allen Group Inc. Deferred Compensation Plan,
              effective December 1, 1995 ...............................   145

       (nn)   The Allen Group Inc. Restoration Plan, effective
              January 1, 1996 ..........................................   166

       (oo)   Comsearch Division Supplemental Savings Plan, effective
              January 1, 1995 ..........................................   178

       (pp)   Form of Supplemental Target Pension Benefit Agreement,
              dated as of January 1, 1996, entered into by the
              Registrant with certain executive and divisional
              officers .................................................   193

       (11)   Statement re Computation of Earnings Per
              Common Share .............................................   211

       (13)   1995 Annual Report to Stockholders*.......................   212

       (21)   Subsidiaries of the Registrant ...........................   252

       (23)   Consent of Independent Accountants .......................   254

       (27)   Financial Data Schedule...................................   255

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