Form 10-K/A
period 1995-12-31
ALLEN GROUP INC
filed 1996-04-29
CIK 3721

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

                                                    THE ALLEN GROUP INC.
                                                   (Registrant)



Dated:    April 29, 1996                  By:   /s/ McDara P. Folan, III
                                                McDara P. Folan, III
                                                Vice President, Secretary
                                                and General Counsel

                              Page 1 of 48 pages
                      Exhibit Index is located on page 6



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

         Report of Independent Accountants

   (2)   Financial Statement Schedules

   The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14(a)(1) above:

         Financial Statement Schedules of the Registrant

         Report of Independent Accountants, on page 4 of this Report, relating to the financial statement schedule

         Valuation and Qualifying Accounts Schedule, on page 5 of this Report

   Schedules other than the schedules listed above are omitted because they are not required or are not applicable, or because the information is furnished elsewhere in the financial statements or the notes thereto.


   (3)   Exhibits*

   The information required by this Item relating to Exhibits to this Report is included in the Exhibit Index on pages 6 to 14 hereof.

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





                                    COOPERS & LYBRAND L.L.P.








Cleveland, Ohio
February 16, 1996





                                            THE ALLEN GROUP INC.
                                SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                                           (Amounts in Thousands)

           Column A                       Column B             Column C                Column D        Column E
                                          Balance              Additions                               Balance
                                            at           Charged to   Charged         Deductions        at End
                                         Beginning       Costs and   to Other            from             of
           Description                   of Period        Expenses   Accounts          Reserves         Period
Allowance for doubtful accounts:
   1995                                   $ 1,684             592             -         1,044(1)(3)    $ 1,232
   1994                                   $ 1,270             417             -             3(1)       $ 1,684
   1993                                   $ 3,543             719             -         2,992(1)(2)    $ 1,270











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



                                 EXHIBIT INDEX

Exhibit Numbers                                                        Pages


  (3)   Certificate of Incorporation and By Laws -

       (a)  Restated Certificate of Incorporation (filed as
            Exhibit Number 3(a) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December
            31, 1984 (Commission file number 1-6016) and
            incorporated herein by reference)..................    -
       (b)  Certificate of Designations, Powers, Preferences
            and Rights of the $1.75 Convertible Exchangeable
            Preferred Stock, Series A (filed as Exhibit Number
            3(b) to Registrant's Form 10-K Annual Report for
            the fiscal year ended December 31, 1986
            (Commission file number 1-6016) and incorporated
            herein by reference) ..............................    -

       (c)  Certificate of Amendment of Restated Certificate
            of Incorporation (filed as Exhibit Number 3(c) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1987 (Commission file number
            1-6016) and incorporated herein by reference) .....    -

       (d)  Certificate of Designations, Powers, Preferences
            and Rights of the Variable Rate Preferred Stock,
            Series A (filed as Exhibit Number 3(d) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1987 (Commission file number
            1-6016) and incorporated herein by reference)......    -

       (e)  Certificate of Designation, Preferences and Rights
            of Series B Junior Participating Preferred Stock
            (filed as Exhibit Number 3(e) to Registrant's
            Form 10-K Annual Report for the fiscal year
            ended December 31, 1987 (Commission file number
            1-6016) and incorporated herein by reference)......    -

       (f)  Certificate Eliminating Variable Rate Preferred
            Stock, Series A (filed as Exhibit Number 3(f) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1989 (Commission file
            number 1-6016) and incorporated herein by
            reference).........................................    -

       (g)  Certificate of Amendment of Restated Certificate
            of Incorporation (filed as Exhibit Number 3(g) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1993 (Commission file number
            1-6016) and incorporated herein by reference)......    -

       (h) Certificate Eliminating $1.75 Convertible Exchangeable Preferred Stock, Series A (filed as Exhibit Number 3(h) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993 (Commission file number
            1-6016) and incorporated herein by reference)......    -

       (i)  By-Laws, as amended through September 10, 1992 (filed as Exhibit Number 3(g) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December 31,
            1992 (Commission file number 1-6016) and
            incorporated herein by reference)..................    -

  (4)   Instruments defining the rights of security holders -

       (a)  Rights Agreement, dated as of January 7, 1988,
            between the Registrant and Manufacturers Hanover
            Trust Company (filed as Exhibit Number 4 to
            Registrant's Form 8-K Current Report dated
            January 7, 1988 (Commission file number 1-6016)
            and incorporated herein by reference) .............    -

       (b)  Credit Agreement, dated as of December 18, 1995,
            among the Registrant, MARTA Technologies, Inc.,
            the Banks signatories thereto, and Bank of Montreal,
            as agent ..........................................    *

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

   (10)     Material contracts (Other than Exhibit 10(a), all
            of the exhibits listed as material contracts
            hereunder are management contracts or compensatory
            plans or arrangements required to be filed as
            exhibits to this Report pursuant to Item 14(c)
            of this Report.)...................................    -

       (a)  Contribution Agreement, dated September 29, 1995,
            between Registrant and TransPro, Inc. (filed as
            Exhibit Number 2.1 to Registrant's Form 8-K dated
            October 12, 1995) (Commission file number 1-6016)
            and incorporated herein by reference)..............    -

       (b)  The Allen Group Inc. 1982 Stock Plan, as amended
            through November 3, 1987 (filed as Exhibit Number
            10(c) to Registrant's Form 10-K Annual Report for
            the fiscal year ended December 31, 1987
            (Commission file number 1-6016) and incorporated
            herein by reference)..............................     -

       (c)  Amendment, dated as of December 4, 1990, to The
            Allen Group Inc. 1982 Stock Plan, as amended
            (filed as Exhibit Number 10(d) to Registrant's
            Form 10-K Annual Report for the fiscal year
            ended December 31, 1990 (Commission file
            number 1-6016) and incorporated herein
            by reference)......................................    -

       (d)  Amendment, dated as of June 14, 1995, to The Allen
            Group Inc. 1982 Stock Plan, as amended (filed as
            Exhibit Number 10.1 to Registrant's Form 10-Q
            Quarterly Report for the quarterly period ended
            June 30, 1995 (Commission file number 1-6016) and
            incorporated herein by reference ..................    -

       (e)  Form of Restricted Stock Agreement pursuant to
            The Allen Group Inc. 1982 Stock Plan, as amended
            (filed as Exhibit Number 10(e) to Registrant's
            Form 10-K Annual Report for the fiscal year ended
            December 31, 1990 (Commission file number 1-6016)
            and incorporated herein by reference)..............    -

       (f)  The Allen Group Inc. 1992 Stock Plan (filed as
            Exhibit Number 10(f) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December
            31, 1992 (Commission file number 1-6016)
            and incorporated herein by reference) .............    -

       (g)  Amendment to The Allen Group Inc. 1992 Stock Plan,
            dated September 13, 1994 (filed as Exhibit Number
            10 to the Registrant's Form 10-Q Quarterly Report
            for the quarterly period ended September 30, 1994
            (Commission file number 1-6016) and incorporated
            herein by reference)...............................    -

       (h)  Second Amendment to The Allen Group Inc. 1992
            Stock Plan, dated February 23, 1994 (filed as
            Exhibit Number 10(h) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December
            31, 1994 (Commission file number 1-6016) and
            incorporated herein by reference...................    -
       (i)  Third Amendment to The Allen Group Inc. 1992 Stock
            Plan, dated February 23, 1994 (filed as Exhibit
            Number 10(i) to Registrant's Form 10-K Annual Report
            for the fiscal year ended December 31, 1994
            (Commission file number 1-6016) and incorporated
            herein by reference) ..............................    -

       (j)  Fourth Amendment to The Allen Group Inc. 1992 Stock
            Plan, dated as of June 14, 1995 (filed as Exhibit
            Number 10.2 to Registrant's Form 10-Q Quarterly
            Report for the quarterly period ended June 30,
            1995 (Commission file number 1-6016) and
            incorporated herein by reference) .................    -

       (k)  Form of Restricted Stock Agreement pursuant to
            1992 Stock Plan (Salary Increase Deferral),
            dated November 30, 1993, entered into by the
            Registrant with certain executive and divisional
            officers (filed as Exhibit Number 10(g) to
            Registrant's Form 10-K Annual Report for the fiscal
            year ended December 31, 1993 (Commission file
            number 1-6016) and incorporated herein by
            reference) ........................................    -

       (l)  Form of Restricted Stock Agreement pursuant to
            1992 Stock Plan (Salary Increase Deferral), dated
            April 28, 1992, entered into by the Registrant
            with certain executive and divisional officers
            (filed as Exhibit Number 10(g) to Registrant's
            Form 10-K Annual Report for the fiscal year
            ended December 31, 1992 (Commission file
            number 1-6016) and incorporated herein by
            reference) ........................................    -

       (m)  Amendment to Restricted Stock Agreements pursuant
            to 1992 Stock Plan (Salary Increase Deferral),
            dated February 22, 1995 (filed as Exhibit Number
            10(l) to Registrant's Form 10-K Annual Report for
            the fiscal year ended December 31, 1994
            (Commission file number 1-6016) and incorporated
            herein by reference) ..............................    -

       (n)  Form of Non-Qualified Option to Purchase Stock
            granted to certain directors of the Registrant
            on September 12, 1989 (filed as Exhibit Number
            10(e) to Registrant's Form 10-K Annual Report
            for the fiscal year ended December 31, 1989
            (Commission file number 1-6016) and incorporated
            herein by reference) ..............................   -

       (o)  The Allen Group Inc. 1994 Non-Employee Directors
            Stock Option Plan (filed as Exhibit A to
            Registrant's Proxy Statement dated March 17,
            1994 (Commission file number 1-6016) and incor-
            porated herein by reference) ......................    -

       (p)  Form of Non-Qualified Option to Purchase Stock
            pursuant to The Allen Group Inc. 1994
            Non-Employee Directors Stock Option Plan (filed
            as Exhibit Number 10(o) to Registrant's Form
            10-K Annual Report for the fiscal year ended
            December 31, 1994 (Commission file number 1-6016)
            and incorporated herein by reference).............     -

       (q)  The Allen Group Inc. Amended and Restated Key
            Management Deferred Bonus Plan (incorporating
            all amendments through February 27, 1992) (filed
            as Exhibit Number 10(i) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December
            31, 1992 (Commission file number 1-6016) and
            incorporated herein by reference).................     -

       (r)  Form of Restricted Stock Agreement pursuant to
            1992 Stock Plan and Key Management Deferred
            Bonus Plan (filed as Exhibit Number 10(j) to
            Registrant's Form 10-K Annual Report for the
            fiscal year ended December 31, 1992 (Commission
            file number 1-6016) and incorporated herein
            by reference)......................................    -

       (s)  Form of Severance Agreement, dated as of
            November 3, 1987, entered into by the
            Registrant with certain executive officers,
            officers and division presidents (filed as
            Exhibit Number 10(g) to Registrant's Form
            10-K Annual Report for the fiscal year ended
            December 31, 1987 (Commission file number 1-6016)
            and incorporated herein by reference) .............    -

       (t)  Form of Amendment, dated December 5, 1989,
            to Severance Agreement entered into by the
            Registrant with certain executive officers,
            officers and division presidents (filed as
            Exhibit Number 10(j) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December
            31, 1989 (Commission file number 1-6016) and
            incorporated herein by reference) .................    -

       (u)  The Allen Group Inc. Master Discretionary Severance
            Pay Plan, effective January 1, 1993 (filed as
            Exhibit 10(t) to Registrant's Form 10-K Annual
            Report for the fiscal year ended December 31, 1994
            (Commission file number 1-6016) and incorporated
            herein by reference) ..............................    -

       (v)  Key Employee Severance Policy adopted by the
            Registrant on November 3, 1987 (filed as Exhibit
            Number 10(h) to Registrant's Form 10-K Annual
            Report for the fiscal year ended December 31, 1987
            (Commission file number 1-6016) and incorporated
            herein by reference) ..............................    -

       (w)  Amendment, dated May 14, 1991, to Key Employee
            Severance Policy adopted by the Registrant on
            November 3, 1987 (filed as Exhibit Number 10(n) to
            Registrant's Form 10-K Annual Report for the
            fiscal year ended December 31, 1992 (Commission
            file number 1-6016) and incorporated herein
            by reference) .....................................     -

       (x)  Amendment No. 2, dated February 22, 1996, to Key
            Employee Severance Policy..........................    *

       (y)  Employment Agreement, dated June 28, 1988, between
            the Registrant and Philip Wm. Colburn (filed as
            Exhibit Number 10(m) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December 31, 1988 (Commission file number 1-6016) and incorporated
            herein by reference) ..............................    -

       (z)  Amendment, dated as of February 27, 1992, of
            Employment Agreement, dated June 28, 1988, between
            the Registrant and Philip Wm. Colburn (filed as
            Exhibit Number 10(p) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December
            31, 1992 (Commission file number 1-6016) and
            incorporated herein by reference) .................    -

     (aa)   Amendment, dated as of February 26, 1991, of
            Employment Agreement, dated June 28, 1988, between
            the Registrant and Philip Wm. Colburn (filed as
            Exhibit Number 10(n) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December
            31, 1990 (Commission file number 1-6016) and
            incorporated herein by reference) .................    -

     (bb)   Amended and Restated Post Employment Consulting
            Agreement, dated as of December 20, 1990, between
            the Registrant and Philip Wm. Colburn (filed as
            Exhibit Number 10(o) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December
            31, 1990 (Commission file number 1-6016) and
            incorporated herein by reference) .................    -

     (cc)   Amended and Restated Supplemental Pension Benefit
            Agreement, dated as of December 20, 1990, between
            the Registrant and Philip Wm. Colburn (filed as
            Exhibit Number 10(p) to Registrant's Form 10-K
            Annual Report for the fiscal year ended December 31,
            1990 (Commission file number 1-6016) and
            incorporated herein by reference) .................    -

     (dd)   Insured Supplemental Retirement Benefit Agreement,
            dated as of September 4, 1985, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(l)
            to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number
            1-6016) and incorporated herein by reference) .....    -

     (ee) Split Dollar Insurance Agreement, dated as of July 1, 1991, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(u) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated
            herein by reference................................    -

     (ff)   Supplemental Pension Benefit Agreement, dated
            as of December 6, 1983, between the Registrant
            and J. Chisholm Lyons (filed as Exhibit Number
            10(r) to Registrant's Form 10-K Annual Report for
            the fiscal year ended December 31, 1983
            (Commission file number 1-6016) and incorporated
            herein by reference)...............................    -

     (gg)   Amendment, dated as of December 20, 1990, of
            Supplemental Pension Benefit Agreement, dated
            as of December 6, 1983, between the Registrant
            and J. Chisholm Lyons (filed as Exhibit Number
            10(s) to Registrant's Form 10-K Annual Report
            for the fiscal year ended December 31, 1990
            (Commission file number 1-6016) and incorporated
            herein by reference)..............................     -

     (hh)   Post Employment Consulting Agreement, dated as
            of September 12, 1989, between the Registrant
            and J. Chisholm Lyons (filed as Exhibit Number
            10(s) to Registrant's Form 10-K Annual Report
            for the fiscal year ended December 31, 1989
            (Commission file number 1-6016) and incorporated
            herein by reference) ..............................    -

     (ii)   Amendment, dated as of December 20, 1990, of
            Post Employment Consulting Agreement, dated as of
            September 12, 1989, between the Registrant and
            J. Chisholm Lyons (filed as Exhibit Number 10(u)
            to Registrant's Form 10-K Annual Report for the
            fiscal year ended December 31, 1990 (Commission
            file number 1-6016) and incorporated herein
            by reference) .....................................    -

     (jj)   Employment Agreement, dated June 25, 1991, between
            the Registrant and Robert G. Paul (filed as Exhibit Number 10(x) to Registrant's Form 10-K Annual
            Report for the fiscal year ended December 31, 1991 (Commission file number 1-6016) and incorporated
            herein by reference) ..............................    -

     (kk)   Supplemental Target Pension Benefit Agreement, dated
            as of January 1, 1996, between the Registrant and
            Robert G. Paul....................................     *

     (ll)   Form of Split Dollar Insurance Agreement, dated as
            of November 1, 1991, entered into by the Registrant
            with certain executive and divisional officers
            (filed as Exhibit Number 10(bb) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and
            incorporated herein by reference ..................    -

     (mm)   The Allen Group Inc. Deferred Compensation Plan,
            effective December 1, 1995 ........................    *

     (nn)   The Allen Group Inc. Restoration Plan, effective
            January 1, 1996 ...................................    *

     (oo)   Comsearch Division Supplemental Savings Plan,
            effective January 1, 1995 .........................    *

     (pp) Form of Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, entered into by the
            Registrant with certain executive and divisional
            officers ..........................................    *

  (11)      Statement re Computation of Earnings Per
            Common Share ......................................    *

  (13)      1995 Annual Report to Stockholders**...............    *

  (21)      Subsidiaries of the Registrant ....................    *

  (23)      Consent of Independent Accountants ................    15


  (27)      Financial Data Schedule ...........................    *


  (99)(a)    Annual Report on Form 11-K of The Allen Group
             Inc. Employee Stock Savings Plan for the fiscal
             year ended December 31, 1995......................   17

       (b)   Annual Report on Form 11-K of The Allen Group
             Inc. Employee Before-Tax Savings Plan for the
             fiscal year ended December 31, 1995...............   25



  *  Previously filed March 28, 1996.

 ** Furnished for the information of the Securities and Exchange Commission and not to be deemed "filed" as part of this Report except for the Consolidated Financial Statements of the Registrant and the Accountants' Report on pages 15 to 30 of said Annual Report to Stockholders and the other information incorporated by reference in Items 1 and 3 of Part I hereof and Items 5 to 8 of Part II hereof.

  A copy of any of these Exhibits will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.


                                                                    Exhibit 23



                      CONSENT OF INDEPENDENT ACCOUNTANTS


      We consent to the incorporation by reference in the Registration Statement on Form S-3 (File No. 33-48545) and on the Registration Statements on Form S-8 (File Nos. 33-58951, 33-53499, 33-53487, 33-52420, 33-8658 and 2-99919) and the related
Prospectuses of The Allen Group Inc. of (a) our report dated February 16, 1996 on our audits of the consolidated financial statements of The Allen Group Inc. as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994, 1993, which report has been incorporated by reference in this Annual Report on Form 10-K from the 1995 Annual Report to Stockholders of The Allen Group Inc. (a copy of which is filed as Exhibit 13 to this Report) and appears on page 30 therein, and (b) our report dated February 16, 1996 on our audits of the financial statement schedule for the years ended December 31, 1995, 1994 and 1993 of The Allen Group Inc., which report appears on page 14 in this Annual Report on Form 10-K. We also consent to the references to our firm in the above-mentioned Prospectuses under the caption "EXPERTS".






                                                COOPERS & LYBRAND L.L.P.




Cleveland, Ohio
March 29, 1996



                   CONSENTS OF INDEPENDENT ACCOUNTS (Continued)


      We consent to the incorporation by reference in the Registration Statement on Form S-8 (File No. 33-8658) and the related Prospectus of The Allen Group Inc. of our report dated April 25, 1996 on our audits of the financial statements of The Allen Group Inc. Employee Stock Savings Plan as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, which report is included in the Annual Report on Form 11-K of The Allen Group Inc. Employee Stock Savings Plan, a copy of which is filed as Exhibit Number 99(a) to this Annual Report on Form 10-K.



                                                    Coopers & Lybrand, L.L.P.




Cleveland, Ohio
April 29, 1996


      We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-53487 and 2-99919) and the related Prospectuses of The Allen Group Inc. of our report dated
April 25, 1996 on our audits of the financial statements of The Allen Group Inc. Employee Before-Tax Savings Plan as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992, which report is included in the Annual Report on Form 11-K of The Allen Group Inc. Employee Before-Tax Savings Plan, a copy of which is filed as Exhibit Number 99(b) to this Annual Report on Form 10-K.



                                                  Coopers & Lybrand, L.L.P.




Cleveland, Ohio
April 29, 1996