Form 10-Q
period 1996-03-31
ALLEN GROUP INC
filed 1996-05-14
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                       ________________________

                               FORM 10-Q

(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1996

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
                                              Outstanding at
     Class of Common Stock                    April 30, 1996

     Par value $1.00 per share                  26,597,663

Exhibit Index is on page 13 of this report.

                          Page 1 of 15 Pages.

                         THE ALLEN GROUP INC.

                           TABLE OF CONTENTS





                                                            Page
                                                             No.

PART I.   Financial Information:

          Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets -
                March 31, 1996 and December 31, 1995          3

               Consolidated Statements of Income -
                Three Months March 31, 1996 and 1995          4

               Consolidated Condensed Statements of
                Cash Flows - Three Months Ended
                March 31, 1996 and 1995                       5

               Notes to Consolidated Condensed
                Financial Statements                        6 - 7

          Item 2 - Management's Discussion and
               Analysis of Financial Condition and
               Results of Operations                        8 - 10

PART II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K          11

          Signatures                                         12

          Exhibit Index                                      13















                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                           THE ALLEN GROUP INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Amounts in Thousands)

                                                  March 31,     December 31,
                                                     1996           1995
                                                 (Unaudited)
ASSETS:
   Current Assets:
      Cash and equivalents                       $ 21,307       $ 15,706
      Accounts receivable (less allowance
         for doubtful accounts of $1,477
         and $1,232, respectively)                 87,933         82,015

      Inventories:  Raw materials                  43,931         36,809
                    Work in process                16,771         21,310
                    Finished goods                 12,326         12,033
                                                   73,028         70,152

      Other current assets                          3,706          9,941
         Total current assets                     185,974        177,814

   Property, plant and equipment, net              72,456         77,124
   Excess of cost over net assets of
      businesses acquired                          67,718         68,310
   Other assets                                    47,580         40,317
      TOTAL ASSETS                               $373,728       $363,565

LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities
         of long-term obligations                $ 10,524       $  8,741
      Accounts payable                             36,164         35,072
      Accrued expenses                             22,451         25,444
      Income taxes payable                          7,071         10,163
      Deferred federal income taxes                 8,326          5,796
         Total current liabilities                 84,536         85,216

   Long-term debt                                  52,712         47,058
   Other liabilities and deferred credits          22,491         21,687
      TOTAL LIABILITIES                           159,739        153,961

STOCKHOLDERS' EQUITY
   Common stock                                    29,598         29,595
   Paid-in capital                                168,883        168,632
   Retained earnings                               38,337         34,175
   Translation adjustments                           (277)           102
   Less: Treasury stock (at cost)                 (18,556)       (18,746)
         Unearned compensation                     (3,636)        (3,794)
         Minimum pension liability adjustment        (360)          (360)
      TOTAL STOCKHOLDERS' EQUITY                  213,989        209,604

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $373,728       $363,565

See accompanying notes to the Consolidated Condensed Financial Statements.




                          THE ALLEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                          (Amounts In Thousands)
                                (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                  1996            1995
SALES                                            $ 89,870       $ 59,265

Costs and Expenses:
   Cost of Sales                                  (60,185)       (36,452)
   Selling, General and
      Administrative Expenses                     (14,589)       (11,482)
   Research and Development
      and New Product Engineering
      Costs                                        (4,620)        (3,585)

Interest and Financing Expenses:
   Interest Expense                                (1,471)          (682)
   Interest Income                                    229            489

Income before Taxes and
   Minority Interest                                9,234          7,553

Provision for Income Taxes                         (3,917)        (2,807)

Income before Minority
   Interests                                        5,317          4,746

Minority Interests                                 (1,072)           (59)

Income from Continuing
   Operations                                       4,245          4,687

Income from Discontinued
      Truck Products Business                           -          2,369

NET INCOME                                       $  4,245       $  7,056

EARNINGS PER COMMON SHARE (Primary
   and Fully Diluted):
Income from Continuing
   Operations                                        $.16           $.18
Income from Discontinued
     Truck Products Business                            -            .09
NET INCOME                                           $.16           $.27

Average Common and Common Equivalent
   Shares Outstanding                              26,952         26,561


See accompanying notes to the Consolidated Condensed Financial Statements.



                           THE ALLEN GROUP INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Amounts In Thousands)
                                (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                    1996         1995
Continuing Operations:
Cash provided (used) by operating
   activities of continuing operations            $  3,208     $ (5,132)

Cash flows from investing activities:
   Capital expenditures                            ( 3,776)      (3,814)
   Sales and retirements of fixed assets                 7           18
   Centralized emissions inspection programs:
      Program expenditures                          (1,861)      (6,260)
      Program payment received                       1,161            -
   Capitalized software product costs                 (973)        (864)
   Acquisition of business, net of
      cash acquired                                      -         (610)
   Cash used by investing activities                (5,442)     (11,530)

Cash flows from financing activities:
   Net proceeds (repayments) of long-term debt       7,391          (88)
   Dividends paid                                        -       (1,312)
   Exercise of stock options                            23            5
   Treasury stock sold to employee
      benefit plans                                    421          250
Cash provided (used) by financing activities         7,835       (1,145)

Discontinued Operations:
Net cash provided by discontinued
   automotive and truck products
   business                                              -        4,264
Net cash provided (used)                             5,601      (13,543)

Cash at beginning of year                           15,706       55,240
Cash at end of period                             $ 21,307     $ 41,697

Supplemental cash flow data:
   Depreciation and amortization included
      in "Cash provided (used) by operating
      activities of continuing operations"        $  5,050     $  2,839

Cash paid during the period for:
   Interest paid                                     1,607        1,290
   Interest capitalized                                  -           93
   Income taxes (refunded) paid                     (1,605)       1,819


See accompanying notes to the Consolidated Condensed Financial Statements.



                           THE ALLEN GROUP INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General:
    In the opinion of management of The Allen Group Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and cash flows for the periods ended March 31, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1995 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    Certain reclassifications have been made to the financial statements to conform to the 1996 method of presentation. In the first quarter of 1996, the Company retroactively adjusted retained earnings in the amount of $773,000 with an equal and offsetting adjustment to accounts payable. Such adjustment was required to amend the dividend recorded in connection with the spin-off distribution of TransPro, Inc. in 1995.

2.  Earnings Per Common Share:
    The primary earnings per common share calculations are based upon the weighted average number of common shares outstanding during each period. The calculations also include, if dilutive, the incremental number of common shares issuable on a pro forma basis upon exercise of stock options, assuming the proceeds are used to repurchase outstanding common shares at the average market price during the period.

    The calculations of fully diluted earnings per common share begin with the primary calculation but further reflect, if dilutive, the conversion of the then outstanding convertible debentures (redeemed in May, 1995) into common shares at the beginning of the period, and such incremental stock option shares should the market price of the Company common stock at period end exceed the average price. This calculation resulted in no reportable dilution for the periods ended March 31, 1996 and 1995, respectively.

3.  Acquisitions (Subsequent Events):
    In April 1996, the Company signed an agreement to acquire a 64% interest in Tekmar Sistemi S.r.l. ("Tekmar"), an Italian company that produces fiber optic modules used predominately in the wireless telecommunications and cable television markets. The purchase agreement is subject to certain pre-closing conditions and is expected to take place before the end of the second quarter of 1996. The management of Tekmar will own the remaining 36% interest; however, the Company will have the right, pursuant to certain put and call options, to acquire the remaining minority interest of Tekmar over a five-year period.

    On May 7, 1996, the Company acquired the remaining 20% minority interest of Grayson Electronics Company ("Grayson") from Grayson's minority shareholders. The Company previously acquired its initial 80% ownership interest in Grayson on August 10, 1990.

4.  Disposition:
    On September 29, 1995, the Company completed the spin-off distribution (the "Distribution") of 100% of the common shares of its wholly owned subsidiary, TransPro, Inc. to the Company's common stockholders. In connection with the Distribution, the Company has presented the spun-off automotive and truck products business as a discontinued operation in the comparative results of operations for the period ended March 31, 1995.



                           THE ALLEN GROUP INC.
                   ITEM 2 - MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Summary:
    For the three months ended March 31, 1996 and 1995, The Allen Group Inc. ("the Company") reported income from continuing operations of $4.2 million ($.16 per common share) and $4.7 million ($.18 per common share), respectively. The 1995 results exclude sales and earnings from the Company's automotive and truck products businesses which were spun-off to the Company's stockholders on September 29, 1995. Accordingly, such results have been reported as income from discontinued operations at March 31, 1995.

    The decline in income from continuing operations is attributable to the impact of lower margins on domestic site management and systems product sales (offset, in part by strong base station antenna margins and international sales), increased spending on research and development by the mobile communications segment offset, in part, by the inclusion of the operating results of its European based subsidiary FOR.E.M. S.p.A. as discussed below.


Sales:
    Consolidated sales from continuing operations by industry segment are:


                                          Three Months
                                             Ended
                                           March 31,
                                         ($ Millions)
                                        1996       1995
    Mobile Communications              $ 84.5     $ 58.6
    Centralized Automotive
      Emissions Testing                   5.4         .7
                                       $ 89.9     $ 59.3


    For the three months ended March 31, 1996, Mobile Communications sales increased over the prior year period by $25.9 million (44%), primarily due to the initial full consolidation of the Company's 80% owned Italian subsidiary, FOR.E.M S.p.A., and its majority owned German subsidiary, MIKOM G.m.b.H. (collectively, both companies referred to herein as "FOREM"), commencing in the second quarter 1995. Domestic sales for systems and site management products for the first quarter 1996 have declined compared to the same period in 1995 due to the slowdown in equipment sales to the existing cellular telephone network and continued delays in infrastructure deployment for Personal Communication Systems ("PCS"). This decline, however, is more than offset by strong base station antenna sales, and increased engineering and consulting revenues from the Company's Comsearch division.


    Centralized Automotive Emissions Testing sales consist of revenues from the Company's MARTA Technologies, Inc. ("MARTA") subsidiary. MARTA's sales grew by $4.7 million for the three months ended March 31, 1996 compared to the same period last year, due to the start-up of the emission testing programs for the State of Maryland on May 1, 1995 and the Cincinnati region of Ohio on January 1, 1996.

    As previously reported by the Company, MARTA's El Paso, Texas program was officially terminated in January 1996. The Company is formally proceeding with the settlement and damage provisions set forth in its contract with the
State of Texas and has filed a claim with the State.   The Company believes
that its contract provides for appropriate compensation and will pursue all remedies available to protect its interest regarding its investment in the
program.   The recorded carrying value of its investment in the El Paso program is approximately $7.9 million. Although MARTA continues to incur certain costs (in particular, interest on the carrying value of its investment), these costs are, for financial reporting purposes, being expensed as incurred and have been included in the claim. At this time, it is not possible to predict the ultimate outcome of the settlement process or the timing of the receipt of any funds related thereto which would be subject to appropriation by the State of Texas. It is likely that this process will continue into fiscal year 1997 before a resolution is reached.

    The industry continues to be hampered by an unsettled climate, which has delayed the bidding and awarding of new programs. Even with respect to MARTA's existing operations in Jacksonville, Florida, Maryland and Cincinnati, Ohio, there exists proposed legislation, or the discussion of legislation, to change, amend or cancel such programs. However, several states once again have begun to review their requirements which may lead to program proposals in the near term.


    Operating Income: Overall, gross margins on product sales approximated 33% and 38% for the three months ended March 31, 1996 and 1995, respectively. The decline in gross margins is attributable to pricing pressures and changes in the product mix for the Company's site management and systems products.

    Selling, general and administrative expenses increased by $3.1 million for the three months ended March 31, 1996 compared to the same period in 1995 due primarily to the inclusion of FOREM on a consolidated basis at March 31, 1996. Selling, general and administrative expenses represent 16.2% of sales through three months ended March 31, 1996 compared to 19.4% for the same period in 1995. The lower percentage of sales is due to the spreading of fixed expenses over higher sales.

    Research and development and new product engineering costs for the three months ended March 31, 1996 increased by $1.1 million (29%) over the comparable 1995 period and is attributable to the Company's Mobile Communications segment. Such expenses represent 5.1% and 6.1% of sales for the three months ended March 31, 1996 and 1995, respectively. The Company expects research and development costs to continue at these increased levels in 1996.

Interest and financing costs: Interest expense increased for the three months ended March 31, 1996 compared to the same period 1995, due to the inclusion of FOREM, interest payments on MARTA's capital lease related to the Cincinnati, Ohio emissions inspection program, which commenced in the first quarter 1996, and lower investment income.

    Income Taxes: The Company's effective income tax rate on continuing operations for the three months ended March 31, 1996 and 1995 was 42.4% and 37.2%, respectively. The higher effective tax rate in 1996 reflects the higher proportion of foreign income (primarily due to FOREM) taxed at a higher rate than the combined U.S. Federal and state income tax rates.

    Minority interests: The increase in minority interest at March 31, 1996 compared to the same period in 1995, is due to the inclusion of the minority interest of FOREM.


LIQUIDITY AND CAPITAL RESOURCES
    As set forth in the Consolidated Condensed Statements of Cash Flows, the Company generated $3.2 million in cash from continuing operations for the three months ended March 31, 1996 compared to cash used by continuing operations of $5.1 million for the three months ended March 31, 1995. The increase in cash flow from operations, despite lower earnings is due principally to higher non-cash depreciation and amortization included in earnings and a refund of income taxes relating to 1995 in the first quarter of 1996.

    The Company continues to utilize internally generated cash resources to fund its operating and investing activities. At March 31, 1996, cash and equivalents totalled $21.3 million as compared with $15.7 million at December 31, 1995. These balances were principally invested in money market funds, bankers acceptances and Dutch auction, tax exempt securities (which are afforded one of the two highest ratings by nationally recognized ratings firms).

    The Company believes that continued profitability, cash and short-term investments and available unused credit lines of $69.6 million, as well as unused credit lines for MARTA of $60 million, will provide sufficient liquidity to fund future growth, expansion and acquisitions. In the second quarter of 1996, the Company anticipates expending approximately $7.9 million to acquire interests in two companies. See Note 3 of Notes to
Consolidated Condensed Financial Statements for additional information regarding these acquisitions.
                         _____         _____

Statements included in this Quarterly Report on Form 10-Q which are not historical in nature are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements due to a variety of factors, including, besides those mentioned herein, those factors listed in the Company's 1995 Annual Report on Form 10-K.



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




                                         The Allen Group Inc.
                                             (Registrant)






Date:  May 14, 1996                By:   /s/ Robert A. Youdelman
                                           Robert A. Youdelman
                                       Senior Vice President-Finance
                                         (Chief Financial Officer)





Date:  May 14, 1996                By:   /s/ James L. LePorte, III
                                             James L. LePorte, III
                                        Vice President, Treasurer
                                              and Controller
                                        (Principal Accounting Officer)













                           THE ALLEN GROUP INC.
                               EXHIBIT INDEX

                                                                     Page
    Exhibit Number:

       (11)    Statement re computation of earnings per
               common share.......................................    14

       (27)    Financial Data Schedule ...........................    15













                                                                 EXHIBIT 11
                           THE ALLEN GROUP INC.
                        STATEMENT RE COMPUTATION OF
                      EARNINGS PER COMMON SHARE DATA
                          (Amounts in Thousands)

Net income and common shares used in the calculations of earnings per common share were computed as follows:


                                                    Ended
                                                  March 31,
                                                1996      1995
Income:
    Net income applicable to
        common stock - primary                 $ 4,245   $ 7,056

    Adjustment for fully diluted:

        Convertible debenture
          interest                                   -        74

        Net income applicable to
          common stock - fully
          diluted                              $ 4,245   $ 7,130


Common Shares:

    Weighted average outstanding
        common shares                          26,384     25,909

    Shares issuable upon assumed exer-
        cise of stock options                     568        652

        Common shares - primary                26,952     26,561

    Adjustment for full dilution:
        Common shares issuable for:

        Incremental stock options                   2         29
        Convertible securities                      1        351

        Common shares - fully diluted          26,955     26,941


The calculation of fully diluted earnings per common share is submitted in accordance with Regulation S-K Item 601(b)(11) although not required for income statement presentation because it results in dilution of less than 3 percent.



                                EXHIBIT 27
                          FINANCIAL DATA SCHEDULE