Form 10-Q/A
period 1996-03-31
ALLEN GROUP INC
filed 1996-08-09
CIK 3721

AMENDED RETURN
                           _________________


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
(State or Other Jurisdiction of    (I.R.S. Employer IdentificationNo.)
 Incorporation or Organization)


25101 Chagrin Boulevard, Suite 350, Beachwood, Ohio      44122
(Address of Principal Executive Offices)               (Zip Code)

(Registrant's Telephone Number, Including Area Code)    216-765-5818

                           NOT APPLICABLE
Former Name, Former Address and Former Fiscal Year, if ChangedSince
Last Report

Indicate by check mark whether the registrant (1) has filed allreports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months, and (2) has beensubject to such filing requirements for the past 90 days.

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


                                EXHIBIT 27
                          FINANCIAL DATA SCHEDULE