Form 10-Q
period 1996-06-30
ALLEN GROUP INC
filed 1996-08-13
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                       ________________________

                               FORM 10-Q

(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 1996

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
                                              Outstanding at
     Class of Common Stock                    July 31, 1996

     Par value $1.00 per share                  26,635,309

Exhibit Index is on page 15 of this report.

                          Page 1 of 17 Pages.

                         THE ALLEN GROUP INC.

                           TABLE OF CONTENTS





                                                            Page
                                                             No.

PART I.   Financial Information:

          Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets -
                June 30, 1996 and December 31, 1995           3

               Consolidated Statements of Income -
                Three Months and Six Months Ended
                June 30, 1996 and 1995                        4

               Consolidated Condensed Statements of
                Cash Flows - Six Months Ended
                June 30, 1996 and 1995                        5

               Notes to Consolidated Condensed
                Financial Statements                        6 - 7

          Item 2 -  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations               8 - 11

PART II.  Other Information:

          Item 4 -  Submission of Matters to a
                    Vote of Security Holders                 12

          Item 6 -  Exhibits and Reports on Form 8-K         13

          Signatures                                         14

          Exhibit Index                                      15



                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS

                           THE ALLEN GROUP INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Amounts in Thousands)

                                                  June 30,     December 31,
                                                     1996           1995
                                                 (Unaudited)
ASSETS:
   Current Assets:
      Cash and equivalents                       $ 11,707       $ 15,706
      Accounts receivable (less allowance
         for doubtful accounts of $1,724
         and $1,232, respectively)                 95,916         82,015

      Inventories:  Raw materials                  44,275         36,809
                    Work in process                17,398         21,310
                    Finished goods                 12,874         12,033
                                                   74,547         70,152

      Other current assets                          3,301          9,941
         Total current assets                     185,471        177,814

   Property, plant and equipment, net              74,140         77,124
   Excess of cost over net assets of
      businesses acquired                          71,768         68,310
   Other assets                                    48,965         40,317
      TOTAL ASSETS                               $380,344       $363,565

LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities
         of long-term obligations                $ 11,701       $  8,741
      Accounts payable                             38,195         34,299
      Accrued expenses                             24,687         25,444
      Income taxes payable                         11,830         10,163
      Deferred income taxes                         5,290          5,796
         Total current liabilities                 91,703         84,443

   Long-term debt                                  47,419         47,058
   Other liabilities and deferred credits          21,262         21,687
      TOTAL LIABILITIES                           160,384        153,188

STOCKHOLDERS' EQUITY
   Common stock                                    29,611         29,595
   Paid-in capital                                169,329        168,632
   Retained earnings                               43,490         34,948
   Translation adjustments                           (379)           102
   Less: Treasury stock (at cost)                 (18,524)       (18,746)
         Unearned compensation                     (3,207)        (3,794)
         Minimum pension liability adjustment        (360)          (360)
      TOTAL STOCKHOLDERS' EQUITY                  219,960        210,377

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                   $380,344       $363,565

See accompanying notes to the Consolidated Condensed Financial Statements.



                           THE ALLEN GROUP INC.
                     CONSOLIDATED STATEMENTS OF INCOME
               (Amounts in Thousands, Except Per Share Data)
                                (Unaudited)

                                Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                                 1996        1995       1996        1995
Sales                           $ 93,547   $ 83,880    $183,417   $143,145

Costs and expenses:
  Cost of sales                  (61,562)   (51,152)   (121,747)   (87,604)
  Selling, general and
     administrative expenses     (15,049)   (14,857)    (29,638)   (26,339)
  Research and development
     and product engineering
     costs                        (5,139)    (5,261)     (9,759)    (8,846)

Interest and financing
  expenses:
  Interest Expense                (1,284)      (803)     (2,755)    (1,684)
  Interest Income                    167        408         396      1,096

Income before taxes and
  minority interest               10,680     12,215      19,914     19,768

Provision for income taxes        (4,401)    (4,841)     (8,318)    (7,648)

Income before minority
  interests                        6,279      7,374      11,596     12,120

Minority interests                (1,142)      (870)     (2,214)      (929)

Income from continuing
  operations                       5,137      6,504       9,382     11,191

Income from discontinued
  automotive and truck
  products operations (Note 4)         -      2,886           -      5,255

Net Income                      $  5,137   $  9,390    $  9,382   $ 16,446

Earnings per common share
  (Primary and fully diluted):
Income from continuing
  operations                        $.19       $.24        $.35       $.42
Income from discontinued
  automotive and truck
  products operations (Note 4)         -        .11           -        .20
Net Income                          $.19       $.35        $.35       $.62

Average common and common
  equivalent shares
  outstanding                     27,198     26,779      27,075     26,670


See accompanying notes to the Consolidated Condensed Financial Statements.



                           THE ALLEN GROUP INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (Amounts In Thousands)
                                (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                    1996         1995
Continuing Operations:
Cash provided (used) by operating
   activities of continuing operations            $ 15,367     $(20,833)

Cash flows from investing activities:
   Capital expenditures                            ( 8,585)      (8,333)
   Sales and retirements of fixed assets                38           94
   Centralized emissions inspection programs:
      Program expenditures                          (2,946)      (5,025)
      Program payment received                       1,161            -
   Capitalized software product costs               (2,199)      (1,474)
   Acquisition of businesses, net of
      cash acquired                                (11,094)        (382)
   Cash used by investing activities               (23,625)     (15,120)

Cash flows from financing activities:
   Net proceeds (repayments) of long-term debt       3,227       (1,937)
   Dividends paid                                        -       (2,634)
   Exercise of stock options                           199          143
   Treasury stock sold to employee
      benefit plans                                    833          563
   Assets held for distribution                          -       (2,503)
Cash provided (used) by financing activities         4,259       (6,368)

Discontinued Operations:
Net cash provided by discontinued
   automotive and truck products
   business                                              -        7,055
Net cash used                                       (3,999)     (35,266)

Cash at beginning of year                           15,706       55,240
Cash at end of period                             $ 11,707     $ 19,974

Supplemental cash flow data:
   Depreciation and amortization included
      in "Cash provided (used) by operating
      activities of continuing operations"        $ 10,188     $  6,516

Cash paid during the period for:
   Interest paid                                     2,255        2,279
   Interest capitalized                                  -          221
   Income taxes paid                                   656       13,232

See accompanying notes to the Consolidated Condensed Financial Statements.



                            THE ALLEN GROUP INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General:
    In the opinion of management of The Allen Group Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and cash flows for the periods ended June 30, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1995 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to the financial statements to conform to the 1996 method of presentation.

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

    The calculations of fully diluted earnings per common share begin with the primary calculation but further reflect, if dilutive, the conversion of the then outstanding convertible debentures (redeemed in May, 1995) into common shares at the beginning of the period, and such incremental stock option shares should the market price of the Company common stock at period end exceed the average price. This calculation resulted in no reportable dilution for the periods ended June 30, 1996 and 1995, respectively.

3.  Acquisitions:
    In May 1996, the Company acquired a 64.3% interest in Tekmar Sistemi S.r.l. ("Tekmar"), an Italian company that produces fiber optic modules used predominately in the wireless telecommunications and cable television markets. Management of Tekmar owns the remaining 35.7% interest. In addition, the Company will have the right, pursuant to certain put and call options, to acquire the remaining minority interest of Tekmar over a five-year period. This acquisition has been accounted for under the Purchase method; accordingly, the consolidated condensed balance sheet of the Company as of June 30, 1996 reflects the inclusion of Tekmar. Tekmar will be included in the Company's consolidated condensed financial statements on a two-month delayed basis; therefore, Tekmar's results of operations will be included in the consolidated condensed results of operations starting in the third quarter of 1996. This acquisition resulted in $3,004,000 of excess of cost over net assets acquired (goodwill). Further, in May 1996, the Company acquired the remaining 20% minority interest of Grayson Electronics Company.

4.  Disposition:
    On September 29, 1995, the Company completed the spin-off distribution (the "Distribution") of 100% of the common shares of its wholly owned subsidiary, TransPro, Inc., to the Company's common stockholders. In connection with the Distribution, the Company has presented the spun-off automotive and truck products business as a discontinued operation in the comparative results of operations for the period ended June 30, 1995.



                           THE ALLEN GROUP INC.
                   ITEM 2 - MANAGEMENT'S DISCUSSION AND
                    ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Summary:
    For the three months ended June 30, 1996 and 1995, The Allen Group Inc. ("the Company") reported income from continuing operations of $5.1 million ($.19 per common share) and $6.5 million ($.24 per common share), respectively. For the six months ended June 30, 1996 and 1995, the Company reported income from continuing operations of $9.4 million ($.35 per common share) and $11.2 million ($.42 per common share), respectively. The 1995 results exclude sales and earnings from the Company's automotive and truck products business spun-off to the Company's stockholders on September 29, 1995. Accordingly, such results have been reported as income from discontinued operations for the applicable 1995 periods.

    The decline in income from continuing operations for the three months ended June 30, 1996 is attributable to the impact of lower sales and margins relating to the domestic cellular market, particularly for the Company's site management and systems products, as well as higher interest expense. These income declines were partially offset by increased sales of products relating to the Personal Communications Systems ("PCS") market, particularly base station antennas and frequency planning and systems design as well as international site management product sales. The decline in income from continuing operations for the six months ended June 30, 1996 was impacted by these factors as well as the impact of the inclusion of the profitable operations of FOR.E.M. S.p.A. ("FOREM") and MIKOM G.m.b.H. ("MIKOM") for a full six month period in 1996 as compared with only the second quarter in 1995.

Sales:
    Consolidated sales from continuing operations by industry segment are:


                                Three Months        Six Months
                                   Ended               Ended
                                  June 30,            June 30,
                                          ($ Millions)
                               1996     1995       1996     1995
    Mobile Communications     $88.4    $81.6      $172.9   $140.1
    Centralized Automotive
      Emissions Testing         5.1      2.3        10.5      3.0
                              $93.5    $83.9      $183.4   $143.1


    For the three months and six months ended June 30, 1996, Mobile Communications sales increased over the prior year periods by $6.8 million (8.3%) and $32.8 million (23.4%), respectively. Sales for the three month period ending June 30, 1996 exceeded the prior year period principally due to higher sales of PCS related products and services ($10.2 million), and higher demand for international site management products.

    These sales increases were partially offset by weaker demand for the domestic cellular market, particularly for site management products. The increase in sales for the six month period ended June 30 was attributable to these same factors, as well as the inclusion of the Company's FOREM and MIKOM subsidiaries in its operating results for the full six month period in 1996 as compared with only the second quarter 1995.

    Centralized Automotive Emissions Testing sales consist of revenues from the Company's MARTA Technologies, Inc. ("MARTA") subsidiary. MARTA's sales grew by $2.8 million for the three months ended June 30, 1996 and $7.5 million for the six months ended June 30, 1996 compared to the same periods last year, due to the start-up of the emissions testing programs for the Cincinnati region of Ohio on January 1, 1996.

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


    Operating Income: Overall, gross margins on product sales approximated 34% and 39% for both the three and six months ended June 30, 1996 and 1995, respectively. The decline in gross margins is attributable to pricing pressures, excess capacity and changes in the product mix for the Company's site management and systems products.

    Selling, general and administrative expenses increased by $192,000 and $3,299,000 for the three months and six months ended June 30, 1996, respectively, compared to the same periods in 1995 due primarily to the inclusion of FOREM and MIKOM on a consolidated basis starting in the second quarter of 1995. Selling, general and administrative expenses represent 16.1% and 16.2% of sales through three months and six months ended June 30, 1996, respectively, compared to 17.7% and 18.4% for the same periods in 1995. The lower percentage of sales is due to the spreading of fixed expenses over higher sales.

    Research and development and new product engineering costs decreased by $122,000 for the three months ended June 30, 1996 and increased by $913,000 (10.3%) for the six months ended June 30, 1996 over the comparable 1995 periods and is attributable to the Company's Mobile Communications segment. Research and development and new product engineering costs represent 5.5% and 6.3% of sales for the three months ended June 30, 1996 and 1995, respectively, and 5.3% and 6.2% of sales for the six months ended June 30,1996 and 1995, respectively. These expenses are a lower percentage of sales in 1996 compared with 1995 due to the spreading of such expenses over higher sales.

    Interest and financing costs: Interest expense increased for the three months and six months ended June 30, 1996 compared to the 1995 periods due to the inclusion of FOREM and MIKOM, interest payments on MARTA's capital lease related to the Cincinnati, Ohio emissions inspection program (which commenced in the first quarter of 1996) and acquisition payments relating to FOREM.

    Income Taxes: The Company's effective income tax rate on continuing operations for the three months ended June 30, 1996 and 1995 was 41.2% and 39.6%, respectively, and for the six months ended June 30, 1996 and 1995 was 41.8% and 38.7%, respectively. Higher effective tax rates in 1996 reflect the higher proportion of foreign income taxed at higher rates than at combined U.S. Federal and state income tax rates.

    Minority interests: The increase in minority interest for the three months and six months ended June 30, 1996 compared to the same periods in 1995, is due primarily to the minority share portion of related earnings growth of FOREM and MIKOM.

LIQUIDITY AND CAPITAL RESOURCES
    As set forth in the Consolidated Condensed Statements of Cash Flows, the Company generated $15.4 million in cash from continuing operations for the six months ended June 30, 1996 compared to cash used by continuing operations of $20.8 million for the same period in 1995. The increase in cash flow from operations, despite lower earnings, is due principally to a lower rate of increase in inventory and receivables, in support of increasing sales levels which increased $32 million in the first six months of 1995 as compared with a $17 million increase in 1996. The first six months of 1996 also includes an $8 million refund of income tax payments made in 1995. In addition, the Company has, over the course of the last six months, made certain business acquisitions which required cash outlays of approximately $11 million.

    The Company continues to utilize internally generated cash resources to fund its operating and investing activities. At June 30, 1996, cash and equivalents totalled $11.7 million as compared with $15.7 million at December 31, 1995. These balances were principally invested in money market funds, bankers acceptances and Dutch auction, tax exempt securities (which are afforded one of the two highest ratings by nationally recognized ratings firms).

    The Company believes that continued profitability, cash and short-term investments and available unused credit lines of $72.7 million, as well as unused credit lines for MARTA of $60 million, will provide sufficient liquidity to fund future growth, expansion and acquisitions.

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


                        PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders of the Company held on April 23, 1996, two proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld, as well as the number of abstentions and broker non-votes as to each such proposal, are set forth below.

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


                                                             Broker

Nominee                      For             Withheld       Non-Votes
George A. Chandler         19,279,209         874,196           0
Philip Wm. Colburn         19,259,926         893,479           0
Jill K. Conway             19,280,419         872,986           0
Albert H. Gordon           19,244,559         908,846           0
William O. Hunt            19,261,434         891,971           0
J. Chisholm Lyons          19,259,748         893,657           0
John F. McNiff             19,281,033         872,372           0
Robert G. Paul             19,260,988         892,417           0
Charles W. Robinson        19,267,855         885,550           0
William M. Weaver, Jr.     19,267,672         885,733           0



    A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Coopers & Lybrand L.L.P. as auditors for the Company for the fiscal year ending December 31, 1996. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal, together with
(d) the number of broker non-votes on such proposal, were as follows:

                                                Broker
        For          Against      Abstain      Non-Votes

     20,111,290       26,354       15,761          0

     The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 15, 1996, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.



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




                                         The Allen Group Inc.
                                             (Registrant)






Date:  August 13, 1996             By:   /s/ Robert A. Youdelman
                                           Robert A. Youdelman
                                       Senior Vice President-Finance
                                         (Chief Financial Officer)





Date:  August 13, 1996             By:   /s/ James L. LePorte, III
                                             James L. LePorte, III
                                        Vice President, Treasurer
                                              and Controller
                                        (Principal Accounting Officer)






                           THE ALLEN GROUP INC.
                               EXHIBIT INDEX

                                                                     Page
    Exhibit Number:

       (11)    Statement re computation of earnings per
               common share.......................................    16

       (27)    Financial Data Schedule ...........................    17







                                                                 EXHIBIT 11

                           THE ALLEN GROUP INC.
                      EARNINGS PER COMMON SHARE DATA
                          (Amounts in Thousands)

Net income and common shares used in the calculations of earnings per common share were computed as follows:

                                        Three Months       Six Months
                                           Ended              Ended
                                          June 30,           June 30,
                                       1996     1995      1996      1995
Income:

    Net income applicable to
        common stock - primary        $ 5,137  $ 9,390   $ 9,382   $16,446

    Adjustments for fully diluted:

        Convertible debenture
          interest                          -       35         -       108

        Net income applicable to
          common stock - fully
          diluted                     $ 5,137  $ 9,425   $ 9,382   $16,554

Common Shares:

    Weighted average outstanding
        common shares                  26,419   26,118    26,401    26,013

    Common stock equivalents              779      661       674       657

        Common shares - primary        27,198   26,779    27,075    26,670

    Common shares issuable for:

        Stock options                       -      135         1        82
        Conversion of debentures            -      147         -       249

        Common shares - fully diluted  27,198   27,061    27,076    27,001




The calculation of fully diluted earnings per common share is submitted in accordance with Regulation S-K Item 601(b)(11) although not required for income statement presentation because it results in dilution of less than 3 percent.



                                EXHIBIT 27
                          FINANCIAL DATA SCHEDULE