Form 10-Q
period 1996-09-30
ALLEN GROUP INC
filed 1996-11-13
CIK 3721

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           ------------------------

                                  FORM 10-Q

(MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996
                                          ------------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from Not Applicable to
                               --------------    ------------------

         Commission file number            1-6016
                               --------------------------------

                              THE ALLEN GROUP INC.
                              --------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Delaware                                     38-0290950
            --------                                     ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


25101 Chagrin Boulevard, Suite 350, Beachwood, Ohio                   44122
---------------------------------------------------                   -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)     216-765-5818
                                                         ------------
                                 NOT APPLICABLE
                                 --------------
      FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock:
                                                Outstanding at
         Class of Common Stock                  October 31, 1996
         ---------------------                  ----------------

         Par value $1.00 per share              26,739,190
                                                ----------

Exhibit Index is on page 21 of this report.

                               Page 1 of 88 Pages.

                              THE ALLEN GROUP INC.
                              --------------------

                                TABLE OF CONTENTS
                                -----------------





                                                                        Page
                                                                         No.
                                                                         ---
PART I.   Financial Information:

          Item 1 -    Financial Statements:

                   Consolidated Condensed Balance Sheets -
                    September 30, 1996 and December 31, 1995             3


                   Consolidated Statements of Income -
                    Three Months and Nine Months Ended
                    September 30, 1996 and 1995                          4


                   Consolidated Condensed Statements of
                    Cash Flows - Nine Months Ended
                    September 30, 1996 and 1995                          5

                   Notes to Consolidated Condensed
                    Financial Statements                            6 - 13

          Item 2 -    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                    14 - 17



PART II.  Other Information:

          Item 1 - Legal Proceedings                                    18

          Item 5 - Other Events                                         18

          Item 6 - Exhibits and Reports on Form 8-K                18 - 19

          Signatures                                                    20

          Exhibit Index                                                 21


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM I - FINANCIAL STATEMENTS
                          -----------------------------
                              THE ALLEN GROUP INC.
                              --------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                             (AMOUNTS IN THOUSANDS)

                                                          September 30,  December 31,
                                                               1996         1995
                                                          -------------  ------------
ASSETS:                                                     (Unaudited)
      Current Assets:
           Cash and equivalents                             $ 19,577      $ 15,706
           Accounts receivable (less allowance
                for doubtful accounts of $1,840
                and $1,232, respectively)                     87,799        82,015

           Inventories:  Raw materials                        41,046        36,809
                           Work in process                    18,566        21,310
                           Finished goods                     14,341        12,033
                                                             -------       -------
                                                              73,953        70,152
           Assets of discontinued emissions
                testing business                               2,214          -
           Other current assets                                3,220         9,941
                                                             -------       -------
                Total current assets                         186,763       177,814

      Property, plant and equipment, net                      49,962        77,124
      Excess of cost over net assets of
         businesses acquired                                  71,011        68,310
      Assets of discontinued emissions testing
         business (Note 4)                                    40,685          -
      Other assets                                            36,517        40,317
                                                             -------       -------
           TOTAL ASSETS                                     $384,938      $363,565
                                                             =======       =======

LIABILITIES:
      Current Liabilities:
           Notes payable and current maturities
              of long-term obligations                      $  7,884      $  8,741
           Accounts payable                                   34,022        34,299
           Accrued expenses                                   31,685        25,444
           Income taxes payable                               11,699        10,163
           Deferred income taxes                               7,680         5,796
                                                              ------       -------
              Total current liabilities                       92,970        84,443

      Long-term debt                                          51,326        47,058
      Other liabilities and deferred credits                  21,210        21,687
                                                             -------       -------
           TOTAL LIABILITIES                                 165,506       153,188
                                                             -------       -------

STOCKHOLDERS' EQUITY
      Common stock                                            29,614        29,595
      Paid-in capital                                        170,664       168,632
      Retained earnings                                       40,498        34,948
      Translation adjustments                                    183           102
      Less: Treasury stock (at cost)                         (18,109)      (18,746)
         Unearned compensation                                (3,058)       (3,794)
         Minimum pension liability adjustment                   (360)         (360)
                                                             -------       -------
   TOTAL STOCKHOLDERS' EQUITY                                219,432       210,377
                                                             -------       -------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $384,938      $363,565
                                                             =======       =======

See accompanying notes to the Consolidated Condensed Financial Statements.

                              THE ALLEN GROUP INC.
                              --------------------
                     CONSOLIDATED STATEMENTS OF INCOME(LOSS)
                     ---------------------------------------
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,            September 30,
                                                          -------------------     ----------------------
                                                            1996        1995        1996          1995
                                                          --------    --------    ---------    ---------
SALES                                                     $ 95,010    $ 85,369    $ 267,938    $ 225,499
                                                          --------    --------    ---------    ---------
Costs and expenses:
     Cost of sales                                         (62,804)    (52,599)    (175,245)    (137,675)
     Selling, general and
         administrative expenses                           (14,715)    (13,095)     (42,468)     (36,705)
     Research and development
         and product engineering
         costs                                              (5,029)     (3,632)     (14,788)     (12,478)
     Write-off of acquired in-
         process research and
         development costs (Note 3)                         (2,662)       --         (2,662)        --
Interest and financing
     expenses:
     Interest Expense                                       (1,075)     (1,004)      (2,990)      (2,874)
     Interest Income                                           335         328          654        1,424
                                                          --------    --------    ---------    ---------
Income before taxes and
     minority interest                                       9,060      15,367       30,439       37,191
Provision for income taxes                                  (3,961)     (6,659)     (12,742)     (14,741)
                                                          --------    --------    ---------    ---------
Income before minority
     interests                                               5,099       8,708       17,697       22,450
Minority interests                                          (1,602)     (1,077)      (3,816)      (2,006)
                                                          --------    --------    ---------    ---------
INCOME FROM CONTINUING
  OPERATIONS                                                 3,497       7,631       13,881       20,444

Discontinued Operations (net of taxes) (Note 4):
Income (loss) from discontinued
  operations:
  Automotive and truck products
    business                                                  --         1,864         --          7,119
  Emissions testing business                                (2,764)        (23)      (3,766)      (1,645)
Loss on disposal of emissions
     testing business                                       (3,724)       --         (3,724)        --
                                                          --------    --------    ---------    ---------
NET INCOME (LOSS)                                         $ (2,991)   $  9,472    $   6,391    $  25,918
                                                          ========    ========    =========    =========

Earnings per common share (primary and fully diluted):
Income from continuing
     operations                                           $    .13    $    .28    $     .51    $     .76
Discontinued operations (Note 4):
  Income (loss) from discontinued
        operations                                            (.10)        .07         (.14)         .21
  Loss on disposal of emissions
         testing business                                     (.14)       --           (.14)        --
                                                          --------    --------    ---------    ---------
NET INCOME (LOSS)                                         $   (.11)   $    .35    $     .23    $     .97
                                                          ========    ========    =========    =========
Average common and common
     equivalent shares
     outstanding                                            26,952      27,124       27,034       26,838
                                                          --------    --------    ---------    ---------

See accompanying notes to the Consolidated Condensed Financial Statements.

                              THE ALLEN GROUP INC.
                              --------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                     Nine Months Ended
                                                         September
                                                      1996        1995
                                                    --------    --------
CONTINUING OPERATIONS:
Cash provided (used) by operating
      activities of continuing operations           $ 36,220    $ (5,358)
                                                    --------    --------

Cash flows from investing activities:
      Capital expenditures                           (14,305)    (13,125)
      Sales and retirements of fixed assets               63          96
      Capitalized software product costs              (3,308)     (3,128)
      Investment in telecommunications venture          --        (1,000)
      Acquisition of businesses, net of
           cash acquired                             (11,622)       (382)
                                                    --------    --------
      Cash used by investing activities              (29,172)    (17,539)
                                                    --------    --------

Cash flows from financing activities:
      Net proceeds (repayments) of long-term debt         57      (5,010)
      Dividends paid                                    --        (3,942)
      Exercise of stock options                          240         256
      Treasury stock sold to employee
           benefit plans                               1,195       1,171
      Assets held for distribution                      --        (4,002)
                                                    --------    --------
Cash provided (used) by financing activities           1,492     (11,527)
                                                    --------    --------

DISCONTINUED OPERATIONS:
Net cash provided by discontinued
      automotive and truck products business            --         9,190
Net cash used by discontinued emissions
      testing business                                (4,669)    (19,001)
                                                    --------    --------
Net cash generated (used)                              3,871     (44,235)

Cash at beginning of year                             15,706      55,240
                                                    --------    --------
Cash at end of period                               $ 19,577    $ 11,005
                                                    ========    ========

Supplemental cash flow data:
      Depreciation and amortization included
           in "Cash provided (used) by operating
           activities of continuing operations"     $ 15,794    $ 11,320

Cash paid during the period for:
      Interest paid                                 $  3,780    $  3,426
      Interest capitalized                              --           297
      Income taxes paid                                1,115      16,962

See accompanying notes to the Consolidated Condensed Financial Statements.

                              THE ALLEN GROUP INC.
                              --------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.      General:
        --------
        In the opinion of management of The Allen Group Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1995 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain reclassifications have been made to the financial statements to conform to the 1996 method of presentation.

2.      Earnings Per Common Share:
        --------------------------
        The primary earnings per common share calculations are based upon the weighted average number of common shares outstanding during each period. The calculations also include, if dilutive, the incremental number of common shares issuable on a pro forma basis upon exercise of stock options, assuming the proceeds are used to repurchase outstanding common shares at the average market price during the period.

        The calculations of fully diluted earnings per common share begin with the primary calculation but further reflect, if dilutive, the conversion of the then outstanding convertible debentures (redeemed in May, 1995) into common shares at the beginning of the period, and incremental stock option shares should the market price of the Company common stock at period end exceed the average price. This calculation resulted in no reportable dilution for the periods ended September 30, 1996 and 1995, respectively.

3.      Acquisitions:
        -------------
        On September 20, 1996, the Company acquired, in exchange for 83,964 shares of its common stock, 100% of Signal Science, Incorporated ("SSI"). In addition, the selling shareholders may receive future contingent cash consideration based on sales over an eight-year period. The Company accounted for the acquisition under the purchase method; accordingly, the consolidated condensed financial statements reflect the inclusion of SSI as of the acquisition date. In addition, the Company incurred a one-time non-cash charge relating to the write-off of purchased in-process research and development costs of $2,662,000. SSI's primary business is research and development projects involving special purpose radio signal equipment for telecommunications applications.

        In May 1996, the Company acquired a 64.3% interest in Tekmar Sistemi S.r.l. ("Tekmar"), an Italian company that produces fiber optic modules used predominately in the wireless telecommunications and cable television markets. Management of Tekmar owns the remaining 35.7% interest. In addition, the Company has the right, pursuant to certain put and call options, to acquire the remaining minority interest of Tekmar over a five-year period. This acquisition has been accounted for under the Purchase method. This acquisition resulted in $3,004,000 of excess of cost over net assets acquired (goodwill).

        Further, in May 1996, the Company acquired the remaining 20% minority interest of its Grayson Electronics Company subsidiary.

4.      Discontinued Operations
        -----------------------

        On August 26, 1996, the Company's subsidiary, MARTA Technologies, Inc. ("MARTA"), which operates its centralized automotive emissions testing product line, entered into a contract to transfer all three of its current programs (State of Maryland, Jacksonville, Florida and Cincinnati, Ohio) to Envirotest Systems Corp. ("Envirotest"). The contract is subject to a number of pre-closing conditions, including state government approvals, finalization of terms and completion of due diligence. The agreement has not, as yet, been consummated.

        Pursuant to the terms of the sales agreement, the Company will receive a stipulated amount, in cash, in exchange for MARTA'S contractual rights to operate all three programs and the operating assets of the State of Maryland and Jacksonville, Florida programs. Under the terms of the proposed agreement, Envirotest will sub-lease from MARTA the land and buildings as well as lease from MARTA the testing equipment and other assets utilized in the Cincinnati, Ohio program. The leases would run through the remaining initial term of the program, which terminates December 31, 2005. The Company will account for such leases as "operating leases" and will remain as primary obligor under the existing land and buildings capitalized lease obligation.

        As previously reported, MARTA's El Paso, Texas program was officially terminated in January 1996. MARTA has filed a claim for damages with the State and is proceeding with the settlement provisions set forth in the contract with the State. The Company believes that its contract provides for appropriate compensation and will pursue all remedies to protect its interest. The recorded carrying amount of its investment in the El Paso program is $7,892,000. MARTA is incurring certain additional costs (in particular, interest on the carrying value of its investment) which, for financial reporting purposes, are being expensed as incurred and have been included in the claim. At this time it is not possible to predict the ultimate outcome of the settlement process, or the timing of receipt of funds related thereto, which is subject to appropriation by the State of Texas. It is likely this process will continue into 1997 before a resolution is reached.

        MARTA is currently in discussions with the State of Kentucky in connection with its contract to operate the centralized automotive emissions testing program in Northern Kentucky. This program was previously suspended by the State prior to implementation of an emissions test program. MARTA has recently filed a claim for compensation with the State. The Company's contract with the State provides for the payment of reasonable compensation on early termination of the contract which the Company contends has effectively occurred. The recorded carrying amount of the investment in the Kentucky program is approximately $900,000. In this connection, similar to the aforementioned Texas program, MARTA is incurring certain costs which have been expensed for financial reporting purposes and which were included in the claim filed with the State.

        The Company has decided that it will exit the centralized automotive emissions testing business. In the event the aforementioned agreement for sale is not consummated, the Company will continue to endeavor to sell MARTA's operating programs and will not bid upon, or seek, new emissions testing programs.

        The Company has presented the centralized automotive emissions testing business as a discontinued operation in the Consolidated Statements of Income. A summary of the noncurrent assets of the business is as follows (amounts in thousands):

               Cincinnati program:
                    Land and buildings                       $ 15,283
                    Testing equipment and other costs          14,158
               Carrying value of El Paso, Texas assets          7,892
               Other                                            3,352
                                                               ------
                                                             $ 40,685

        Summarized annual operating income statement information (as reported in discontinued operations), including an allocation of interest, is as follows (amounts in thousands, except per-share data):


                                     Nine Months
                                        Ended    For the years ended Dec. 31,
                                       Sept. 30, ----------------------------
                                         1996      1995    1994    1993    1992
                                         ----      ----    ----    ----    ----

               Sales                 $ 14,914    $8,821  $2,796  $2,733  $2,674

               Net income (loss)       (3,766)   (1,756)   (530)    197     433

               Per common share          (.14)     (.07)   (.02)    .01     .02

        Summarized quarterly operating income statement information for 1995 and 1996 (as reported in discontinued operations), including an allocation of interest, is as follows (amounts in thousands, except per-share data):

                                For the Three Months Ended
                          ---------------------------------------
                          Dec. 31  Sept. 30    June 30    Mar. 31
                          -------  --------    -------    -------
1995:
       Sales              $ 2,875    $ 2,931    $ 2,342    $   673
       Net loss              (111)       (23)      (581)    (1,041)
       Per common share      --         --         (.02)      (.04)

1996:
       Sales                           4,425      5,088      5,401
       Net loss                       (2,764)      (565)      (437)
       Per common share                 (.10)      (.02)      (.02)

        Discontinued operations include management's best estimate, based on the aforementioned proposed sale transaction, of the loss from the disposal of the emissions testing business in the amount of $5,643,000, or $3,724,000 after related tax benefit. Actual results could differ from these estimates and are dependent upon final determination of the contract terms of the sale of programs to Envirotest and resolution of claims against the States of Ohio and Maryland. In addition, the proposed claims and settlements with the States of Texas and Kentucky could differ in the near term from the recorded net asset values. In this regard, MARTA's claims are for amounts in excess of the carrying value of the assets (representing costs incurred and expensed both prior to and subsequent to termination of the programs) but remain subject to continuing negotiations and the appropriation of funds by the States.

        On September 29, 1995, the Company completed the spin-off distribution (the "Distribution") of 100% of the common shares of its wholly owned subsidiary, TransPro, Inc., to the Company's common shareholders. In connection with the Distribution, the Company has presented the spun-off automotive and truck products business as a discontinued operation in the comparative results of operations for the periods ended September 30, 1995.

5.      Additional Information:
        -----------------------
        Consolidated Statements of Income restated for, and excluding, the discontinued emissions testing business and the automotive and truck products business (as described in Note 4) for each of the last four years and quarterly results for 1995 and 1996 are as follows (amounts in thousands, except per share data):

                                                                           For the Years Ended December 31,
                                                         -----------------------------------------------------------------
                                                           1995               1994                 1993              1992
                                                         --------           --------             --------           ------

        SALES                                            $306,556           $213,517             $183,638           $126,405
                                                         --------           --------             --------           --------

        Costs and expenses:
              Cost of sales                              (189,103)          (127,160)            (109,040)           (64,788)
              Selling, general and
                administrative
                expenses                                  (47,908)           (44,252)             (40,452)           (30,871)
              Research and develop-
                ment and product
                 engineering costs                        (17,006)            (8,865)              (7,886)            (4,487)

        Interest and financing
              expenses                                     (2,098)            (1,785)              (1,805)            (1,092)
                                                         --------           --------             --------           --------

        Income before taxes and
              minority interest                            50,441             31,455               24,455             25,167

        Provision for income
              taxes                                       (20,138)           (11,191)                (671)            (1,279)
                                                         --------           --------             --------           --------

        Income before minority
              interests                                    30,303             20,264               23,784             23,888

        Minority interests                                 (3,027)              (523)                (518)              (608)
                                                         --------           --------             --------           --------

        INCOME FROM CONTINUING
              OPERATIONS                                 $ 27,276           $ 19,741             $ 23,266           $ 23,280
                                                         ========           ========             ========           ========

        Per common share:                                   $1.02               $.76                 $.92               $.98
                                                            =====               ====                 ====               ====

     ----------------------

                                                                                      For the Three Months Ended
                                                                       -----------------------------------------------------
                                                                                                 1995
                                                                       -----------------------------------------------------

                                                                       Dec 31          Sept 30        June 30         Mar 31
                                                                       ------          -------        -------         ------

         SALES                                                         $81,057         $85,369        $81,538         $58,592
                                                                       -------         -------        -------         -------

         Costs and expenses:
              Cost of sales                                            (51,428)        (52,599)       (49,069)        (36,007)
              Selling, general and
                administrative
                expenses                                               (11,203)        (13,095)       (13,823)         (9,917)
              Research and develop-
                ment and product
                 engineering costs                                      (4,528)         (3,632)        (5,261)         (3,585)

         Interest and financing
              expenses                                                    (648)           (676)          (372)           (272)
                                                                       -------         -------        -------         -------

         Income before taxes and
              minority interest                                         13,250          15,367         13,013           8,811

         Provision for income
              taxes                                                     (5,397)         (6,659)        (5,058)         (3,024)
                                                                       -------         -------        -------         -------

         Income before minority
              interests                                                  7,853           8,708          7,955           5,787

         Minority interests                                             (1,021)         (1,077)          (870)            (59)
                                                                       -------         -------        -------         -------

         INCOME FROM CONTINUING
              OPERATIONS                                               $ 6,832         $ 7,631        $ 7,085         $ 5,728
                                                                       =======         =======        =======         =======


         Per common share:                                                $.25            $.28           $.26            $.22
                                                                          ====            ====           ====            ====

     -----------------------

                                                         For the Three Months Ended
                                                         --------------------------
                                                                     1996
                                                         --------------------------
                                                           June 30       Mar. 31
                                                           -------       -------
         SALES                                             $88,459      $84,469
                                                           -------      -------

         Costs and expenses:
              Cost of sales                                (56,900)     (55,541)
              Selling, general and
                administrative
                expenses                                   (14,166)     (13,587)
              Research and develop-
                ment and product
                 engineering costs                          (5,139)      (4,620)

         Interest and financing
              expenses                                        (743)        (853)
                                                            ------       ------

         Income before taxes and
              minority interest                             11,511        9,868

         Provision for income
              taxes                                        (4,667)       (4,114)
                                                            ------       ------

         Income before minority
              interests                                      6,844        5,754

         Minority interests                                 (1,142)      (1,072)
                                                            ------       ------

         INCOME FROM CONTINUING
              OPERATIONS                                   $ 5,702      $ 4,682
                                                           =======      =======


         Per common share:                                    $.21         $.18
                                                              ====         ====

6.   Subsequent Event
     ----------------
         On November 8, 1996, the Company entered into an agreement with NextWave Telecom Inc. ("NextWave") whereby the Company agreed to make an equity investment in NextWave of $5,000,000, which will represent less than a 1% ownership interest. The agreement is subject to, and the funds will be held in escrow pending, the final issuance by the Federal Communications Commission of NextWave's PCS licenses.

         Further, NextWave has, subject to the consummation of the aforementioned investment, agreed to purchase, from the above date through the period ending December 31, 2001, $50,000,000 of equipment and services from the Company. In connection with this purchase commitment the Company will make available to NextWave up to $50,000,000 of product financing in the form of secured, interest-bearing loans to be used solely to finance the purchase price of the equipment and services supplied by the Company.

                              THE ALLEN GROUP INC.
                              --------------------
                      ITEM 2 - MANAGEMENT'S DISCUSSION AND
                      ------------------------------------
                       ANALYSIS OF FINANCIAL CONDITION AND
                       -----------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


RESULTS OF OPERATIONS
---------------------
Summary:
--------
        For the three months ended September 30, 1996 and 1995, the Company reported income from continuing operations of $3.5 million ($.13 per common share) and $7.6 million ($.28 per common share), respectively. For the nine months ended September 30, 1996 and 1995, the Company reported income from continuing operations of $13.9 million ($.51 per common share) and $20.4 million ($.76 per common share), respectively. The Company's results exclude sales and earnings from the Company's discontinued automotive emissions testing business, currently under contract for sale, and its automotive and truck products business which was spun-off to the Company's stockholders on September 29, 1995. Accordingly, such results have been reported as income from discontinued operations for the applicable 1996 and 1995 periods.

        The decline in income from continuing operations for the three months ended September 30, 1996 is attributable to the impact of lower sales and margins relating to domestic cellular markets (particularly site management and systems products), a one-time non-cash charge of $2.7 million ($.10 per common share) relating to the write-off of purchased in-process research and development costs in connection with the acquisition of Signal Science, Incorporated ("SSI") and higher net interest and minority interest expenses. These declines were partially offset by increased sales of products relating to the Personal Communications Systems ("PCS") market, particularly base station antennas and frequency planning and systems design. In addition, 1996 operations were benefitted by rapid growth of GSM site management and repeater products sold by the Company's European businesses (FOREM and Mikom).

SALES: Consolidated sales from continuing operations are now comprised solely of the Company's Mobile Communications segment. For the three months and nine months ended September 30, 1996, sales increased over the prior year periods by $9.6 million (11.2%) and $42.5 million (18.9%), respectively. Sales for the three-month period ending September 30, 1996 exceeded the prior year period principally due to higher sales of PCS related products and services, and higher demand for international site management products. These sales increases were partially offset by continued weaker demand from the domestic cellular market, particularly for site management and systems products.

        The increase in sales for the nine-month period ended September 30 was also attributable to the inclusion of the Company's FOREM and Mikom subsidiaries in its operating results for the full nine-month period in 1996 as compared with only a six-month period in 1995.

OPERATING INCOME: Gross margins on product sales approximated 34% for both the three and nine months ended September 30, 1996, and 38% for both the three and nine-month periods ended September 30, 1995. The decline in gross margins is attributable to pricing pressures, excess capacity and changes in the product mix for the Company's site management and systems products.

        Selling, general and administrative expenses increased by $1,620,000 and $5,763,000 for the three months and nine months ended September 30, 1996, respectively, compared to the same periods in 1995, due primarily to the inclusion of FOREM and Mikom on a consolidated basis starting in the second quarter of 1995. Selling, general and administrative expenses represent 15.5% and 15.9% of sales through three months and nine months ended September 30, 1996, respectively, compared to 15.3% and 16.3% for the same periods in 1995.

        Research and development and new product engineering costs increased by $1,397,000 (38.5%) for the three months ended September 30, 1996 and increased by $2,310,000 (18.5%) for the nine months ended September 30, 1996 over the comparable 1995 periods. Research and development and new product engineering costs represent 5.3% and 5.5% of sales for the three month and nine month periods ended September 30, 1996 and 4.3% and 5.5% of sales for comparable periods in 1995.

        The Company incurred a one-time non-cash charge for in-process research and development costs of $2,662,000, relating to the acquisition of SSI. See
Note 3 to the Consolidated Condensed Financial Statements.

INTEREST AND FINANCING COSTS: Net interest expense increased for the nine months ended September 30, 1996 compared to the same period in 1995 due primarily to the inclusion of FOREM and Mikom and lower investment income.

INCOME TAXES: The Company's effective income tax rate on continuing operations for the three months ended September 30, 1996 and 1995 was 43.7% and 43.3%, respectively, and for the nine months ended September 30, 1996 and 1995 was 41.9% and 39.6%, respectively. Higher effective tax rates in 1996 reflect the higher proportion of foreign income taxed at higher rates than at combined U.S. Federal and state income tax rates.

MINORITY INTERESTS: The increase in minority interest for the three months and nine months ended September 30, 1996 compared to the same periods in 1995, is due primarily to the minority share portion of related earnings growth of FOREM and Mikom.

DISCONTINUED OPERATIONS: As more fully discussed in Note 4 to the Consolidated Condensed Financial Statements, the Company has entered into an agreement to sell MARTA's three current centralized automotive emissions testing programs. The Company has decided that it will exit the centralized automotive emissions testing business. In the event the aforementioned sales agreement is not consummated the Company will continue to endeavor to sell MARTA's operating programs and will not bid upon, or seek, new emissions test programs. The Company has determined that the sale of this business will allow it to fully devote management and financial resources to its expanding mobile communications product lines. The sale of these programs is not expected to have a significant effect on the financial position or liquidity of the Company. As a result, the Company has terminated the $60 million of credit lines which were available for MARTA.

        The Company has proposed to finance the disposition by entering into long-term leases whereby the purchaser will sub-lease from MARTA the land and buildings as well as lease from MARTA the testing equipment and other assets used in the Cincinnati, Ohio program. The term of these leases would run through the remaining initial term of the program, ending December 31, 2005. The Company will account for these as operating leases resulting in rental income in future years, offset by depreciation expense on the leased assets.

        The operating loss from discontinued operations for the emissions testing business in the third quarter of 1996 in the amount of $2,764,000 is significantly larger than the comparable period loss of $23,000 in 1995 due primarily to the suspension of the Cincinnati, Ohio program by the State effective August 27, 1996, and consequent loss of revenue while continuing to incur fixed costs, as well as the incurrence of legal and other fees in obtaining injunctive relief against the Ohio Environmental Protection Agency, which MARTA was granted on September 23, 1996. This program is still not operating pending the sale to Envirotest. For additional information, see Part II - Other Information - Item 1 - Legal Proceedings and Item 6 (b) - Reports on Form 8-K, on pages 18 and 19 of this Form 10-Q.

        Discontinued operations include management's best estimate, based on the aforementioned proposed sale transaction, of the loss from the disposal of the MARTA business in the amount of $5,643,000 or $3,724,000 after related tax benefit. Actual results could differ from these estimates and are dependent on the final determination and consummation of the contract for sale. In addition, it is not possible to predict the outcome of the settlement processes with respect to the proposed claims and settlements with the States of Texas and Kentucky which could differ in the near term from the recorded net asset values of these programs. In this regard, MARTA's claims are for amounts in excess of the carrying value of the assets but remain subject to continuing negotiations and the appropriation of funds by the States.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
        As set forth in the Consolidated Condensed Statements of Cash Flows, the Company generated $36.2 million in cash from continuing operations for the nine months ended September 30, 1996 compared to cash used by continuing operations of $5.4 million for the same period in 1995. The increase in cash flow from operations, despite lower earnings, is due principally to a lower rate of increase in inventory and receivables, despite increasing sales. In addition, 1996 results also include an $8 million refund of income tax payments made in 1995. The Company has, over the course of the last nine months, made certain business acquisitions utilizing $11.6 million in cash which have been financed through internal cash flow from operations.

        The Company continues to utilize internally generated cash to fund its operating and investing activities. At September 30, 1996, cash and equivalents totalled $19.6 million as compared with $15.7 million at December 31, 1995. These balances were principally invested in money market funds, bankers acceptances and Dutch auction, tax exempt securities (which are afforded one of the two highest ratings by nationally recognized ratings firms).

As more fully described in Note 6 to the Consolidated Condensed Financial Statements and Part II - Other Information, Item 5 - Other Events, the Company has entered into an agreement to make an equity investment of $5 million in NextWave Telecom Inc. and whereby NextWave has agreed to purchase $50 million of equipment and services over a five-year period from the Company. In connection with this agreement the Company has agreed to provide secured product financing.

Effective November 11, 1996 the Company amended its credit agreement to reduce its revolving credit line from $147 million to $100 million, effectively eliminating the MARTA credit availability. The Company believes that continued profitability, cash and short-term investments and available unused credit lines of $84 million, as amended, will provide sufficient liquidity to fund future growth, expansion, acquisitions and the above mentioned secured product financing agreement.

                                   ----- -----

Statements included in this Form 10-Q which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The amount of the charges to discontinued operations with respect to MARTA will depend on a number of factors, including the outcome of MARTA's negotiations with Envirotest and state representatives and the final determination of the net realizable values of assets to be sold or transferred. In addition, the Company's Annual Report on Form 10-K contain certain other detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1 - Legal Proceedings
--------------------------

On August 20, 1996, the Ohio Environmental Protection Agency ("Ohio EPA") delivered to the Company's subsidiary, MARTA Technologies, Inc. ("MARTA") a letter suspending MARTA's centralized automobile emissions testing contract for the Cincinnati region of Ohio (the "Ohio Contract") and notifying MARTA of its intent to terminate the Ohio Contract and alleging that MARTA had failed to substantially perform material requirements of the Ohio Contract (the "Letter").

On August 26, MARTA filed suit against Ohio EPA and the Director in the Court of Common Pleas of Franklin County, Ohio (Case No. 96CVH-08-6434), alleging that it had not materially breached the Ohio Contract, and seeking temporary, preliminary and permanent injunctive relief enjoining Ohio EPA's suspension or termination of the Ohio Contract. In addition, on September 4, 1996, MARTA filed a notice of appeal from the Letter in the Franklin County, Ohio, Court of Common Pleas (Case No. 96CVF-09-6692), and on September 19, 1996, MARTA filed a notice of appeal from the Letter with the Ohio Environmental Board of Review (Case No. EBR 993683).

On September 23, 1996, the Court of Common Pleas of Franklin County, Ohio, granted MARTA a preliminary injunction against Ohio EPA and the Director enjoining them from: (1) conducting a hearing regarding termination of the Ohio Contract, (2) terminating the Ohio Contract, and (3) prohibiting MARTA from performing its obligations under the Ohio Contract (including the testing of vehicles). Legal proceedings remain pending during settlement discussions between Ohio EPA and MARTA.

Item 5 - Other Events
---------------------

As described in Note 6 to the Consolidated Condensed Financial Statements, the Company has entered into an agreement to make an equity investment of $5 million in NextWave Telecom Inc. and whereby NextWave has agreed to purchase $50 million of equipment and services over a five-year period from the Company. In connection with this agreement, the Company has agreed to provide secured product financing.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

    (a) Exhibits
        --------
               (4) Instruments defining the rights of security holders - Amended and Restated Credit
                           Agreement, dated as of November 11, 1996, among the Registrant, the Banks signatories thereto, and Bank of Montreal, as agent. (A list of exhibits and schedules is set forth in the Amended and Restated Credit Agreement. Registrant hereby agrees to furnish a copy of any such exhibits or schedules to the Securities and Exchange Commission upon request).

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

               (10) Material Contracts - Amendment No. 3, dated September 12, 1996, to Key Employee Severance Policy.

               (11) Statement re computation of earnings per common share.

               (27)        Financial Data Schedule.


        (b)    Reports on Form 8-K
               -------------------

               (1) The Company filed a Current Report on Form 8-K dated August 20, 1996, reporting that MARTA had received a letter from Ohio EPA publicly suspending MARTA's centralized automobile emissions contract for the Cincinnati region of Ohio and notifying MARTA of its intent to terminate the Ohio Contract, and on August 26, 1996, MARTA obtained a temporary restraining order to postpone a termination hearing before the Ohio EPA, scheduled for August 26, 1996, for 14 days to permit MARTA to better prepare its defense. In addition, the Company reported that MARTA entered into a contract to transfer its current centralized vehicle emissions testing programs in Jacksonville, Florida; Maryland and the Cincinnati region of Ohio to Envirotest Systems Corp.

               (2) The Company filed a Current Report on Form 8-K dated September 25, 1996, reporting that on September 23, 1996, the Court of Common Pleas of Franklin County, Ohio, granted MARTA a preliminary injunction against Ohio EPA and the Director enjoining them from (A) conducting a hearing regarding termination of MARTA's Ohio Contract, (B) terminating the Ohio Contract, and (C) prohibiting MARTA from performing its obligations under the Ohio Contract.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           The Allen Group Inc.
                                           --------------------
                                               (Registrant)






Date:  November 13, 1996             By:   /s/ Robert A. Youdelman
       -----------------                 -------------------------
                                             Robert A. Youdelman
                                         Senior Vice President-Finance
                                           (Chief Financial Officer)





Date:  November 13, 1996             By:   /s/ James L. LePorte, III
       -----------------                 ---------------------------
                                               James L. LePorte, III
                                          Vice President, Treasurer
                                                and Controller
                                          (Principal Accounting Officer)

                              THE ALLEN GROUP INC.
                              --------------------
                                  EXHIBIT INDEX
                                  -------------

                                                                            Page
                                                                            ----
 Exhibit Number:
 ---------------

         (4)        Amended and Restated Credit Agreement, dated as
                    of November 11, 1996, among the Registrant, the
                    Banks signatories thereto, and Bank of Montreal,
                    as agent..............................................    22

         (10)       Amendment No. 3, dated September 12, 1996 to Key
                    Employee Severance Policy.............................    86

         (11)       Statement re computation of earnings per common
                    share.................................................    87

         (27)       Financial Data Schedule................................   88


