Form 10-K405
period 1996-12-31
ALLEN GROUP INC
filed 1997-03-27
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

                       Commission file number     1-6016
                                              --------------

               ALLEN TELECOM INC. (formerly The Allen Group Inc.)
      ---------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                           38-0290950
   -----------------------------                            --------------
  (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

  25101 Chagrin Boulevard, Beachwood, Ohio                      44122
  ----------------------------------------                  --------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (216) 765-5818
                                                            --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                              WHICH REGISTERED
     -------------------                          ------------------------
Common Stock, $1 par value                        New York Stock Exchange
                                                  Pacific Exchange

Preferred Stock Purchase Rights                   New York Stock Exchange
                                                  Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days: Yes  X   No
                         -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 3, 1997, there were 26,832,305 shares of the Registrant's Common Stock issued and outstanding, and the aggregate market value (based upon the last sale price of the Registrant's Common Stock on the New York Stock Exchange Composite Tape on March 3, 1997) of the Registrant's Common Stock held by nonaffiliates of the Registrant was $576,894,558.

Exhibit Index is on pages 18 to 24 of this Report.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended December 31, 1996 incorporated by reference into Parts I and II hereof.

Proxy Statement dated March 14, 1997 for Annual Meeting of Stockholders to be held April 25, 1997 incorporated by reference into Part III hereof.

                               ALLEN TELECOM INC.
                               ------------------

                                    FORM 10-K
                                    ---------

                  (For the fiscal year ended December 31, 1996)


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

                               ALLEN TELECOM INC.
                               ------------------

                                    FORM 10-K
                                    ---------

                                     PART I
                                     ------

                                ITEM 1 - BUSINESS
                                -----------------

GENERAL
-------

     Allen Telecom Inc. ("Allen", the "Company" or the "Registrant") was incorporated under the laws of the State of Delaware on February 3, 1969. Its predecessor was Allen Electric and Equipment Company, incorporated under the laws of the State of Michigan on January 13, 1928, which merged into the Delaware corporation on May 1, 1969. On February 28, 1997, the name of the Company was changed from The Allen Group Inc. to Allen Telecom Inc., upon the merger of its wholly owned subsidiary, Allen Telecom Group, Inc. with and into the Company.

     In 1996, the Company decided to exit the centralized automotive emissions testing business operated by its MARTA Technologies, Inc. subsidiary. The Company determined that the disposal of this business will allow it to fully devote management and financial resources to its expanding wireless communications product lines. Additional information regarding this development is incorporated herein by reference to Note 9 of the Notes to Consolidated Financial Statements, "Acquisitions and Dispositions," on pages 23 to 24, and to the "Discontinued Operations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations," on pages 30 to 31, of Allen's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

     There have been no other significant changes in the business, kinds of products produced or services rendered or in the markets or methods of distribution since the beginning of the last fiscal year.

     Allen is a leading equipment supplier of system expansion, site management products and mobile and base station antennas to the worldwide wireless communications market. The principal product lines are systems products, including repeaters, microcells, wireless PBX systems, paging repeaters, test and measurement analyzers and power amplifiers; site management and other non-antenna products, including filters, tower mounted amplifiers, combiners, duplexers, isolators and cable; and mobile and base station antennas. The demand for equipment is primarily a function of the development of wireless communications systems throughout the world, and Allen's ability to develop new products and technologies related to system coverage and capacity and components for other manufacturers' wireless communications systems. In this regard, in 1995, the Company introduced its SmartcellTM microcell, which has the ability to enhance geographic coverage as well as serve as a platform for wireless PBX. The Company also has developed several new wireless test and measurement products which have applications in cellular, PCS, trunking and paging systems. These products perform analysis for AMPS, TACS and paging systems standards, as well as digital TDMA, GSM and CDMA standards. The Company's wireless telecommunications manufacturing business in the U.S. is conducted principally through its divisions and wholly owned subsidiaries, which includes its Grayson Electronics Company, Antenna Specialists, Decibel Products, Systems and Site Products divisions, and its wholly owned subsidiary, Signal Science, Incorporated. In Europe, the Company's business is conducted through its 80% owned subsidiary, FOR.E.M. S.p.A., in Italy; FOREM's 62% owned subsidiary, Mikom G.m.b.H., in Germany; and the Company's 64.3% owned subsidiary, Tekmar Sistemi S.r.l., in Italy.

     Allen's Comsearch division is a leading supplier of frequency planning and coordinating services as well as system design and field engineering services and software products for the wireless and personal communications systems ("PCS") markets. Comsearch is involved with carriers and original equipment manufacturers ("OEMs") in the process of designing the cell layout of a system. Comsearch's engineering expertise in spectrum sharing, microwave inter-connectivity, microwave migration and cell system design has enabled it to obtain orders from most major PCS carriers. Comsearch's spectrum sharing software, comprised of IQ.Clear and IQ. Link, currently is licensed in most major domestic PCS markets, and its IQ.Clear software for microwave interconnection is operational in several European PCS systems.

     International sales of the Company have increased substantially and are now more than 56% of total sales. The Company's export sales from the U.S. are primarily to major wireless telephony companies and are typically payable in U.S. dollars. European sales are primarily to major European OEMs and cellular or PCS operators in local currencies. The Company currently has sales/engineering offices in Canada, China, Brazil, Australia, Singapore, France, United Kingdom, Austria, Peru, India, Mexico and Hong Kong. The Company sees no significantly greater risk as a result of the greater proportion of international business than that of its domestic operations.

     Allen's wireless telephony products generally are manufactured or assembled by the Company. With respect to its European operations, a substantial portion of product manufacturing labor is outsourced to third parties. Comsearch's frequency planning and coordination services are provided principally at its central headquarters facility and at customer locations. Products are sold directly through commissioned sales employees or through distributors and sales representatives to OEMs, common carriers and other large uses of telecommunications products.

WORKING CAPITAL
---------------

     The Company's products consist of standard manufactured products for which inventory levels are generally based on product demand. As previously indicated, the increase in international export sales generally resulted in extended collection periods as such receivables make up a greater proportion of trade receivables. This factor, in conjunction with the general increase in sales, has increased the working capital needs of the Company's business.

     During 1996, the Company entered into an agreement and made an equity investment in a wireless telecommunications company in the amount of $5,000,000. This company has agreed to purchase from the Company $50,000,000 of equipment and services through December 31, 2001. In connection with this purchase commitment, the Company will make available up to $50,000,000 of product financing in the form of secured, interest bearing loans to be used solely to finance the purchase price of the equipment and services supplied by the Company. The Company believes that existing credit lines and continued cash flow from operations provide sufficient flexibility for this arrangement.

COMPETITION
-----------

     In each of Allen's product lines, competition is vigorous. The Company believes that it has established a major market position in the United States for mobile cellular telephone antennas, where competition is distributed among many manufacturers. In its other product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. Allen's principal methods of competition include price, service, warranty, market availability, product research and development, innovation and performance. In certain of its product lines, the Company has augmented its own resources through licensing agreements with companies possessing complementary resources and technologies.

MAJOR CUSTOMERS
---------------

     There is no single customer the loss of which would have a material adverse effect on the Company. However, three major telecommunications equipment companies accounted for approximately 21% (none individually greater than 10%) of sales in 1996. The balance of the Company's sales were widely distributed among many customers.


BACKLOG
-------

     The approximate backlog of orders as of December 31, 1996 and 1995 are as follows (amounts in thousands):


                                                               1996         1995
                                                             -------      -------
     Wireless Communications                                $108,741     $ 85,339
     Discontinued Centralized Automotive
          Emissions Inspections                                    -      144,138
                                                             -------      -------
                                                             108,741      229,477

     Backlog not expected to be filled within one year:

       Wireless Communications                              (  1,935)           -
       Discontinued Centralized Automotive
         Emissions Inspections                              (      -)    (121,274)
                                                             -------      -------

     Backlog expected to be filled in
      1997 fiscal year                                      $106,806     $108,203
                                                             =======      =======

The backlog for wireless communications products represents orders for systems and site management products and base station and mobile antennas. The increase in the wireless communications backlog for 1996 reflects a general increase in the level of business for existing products.

     During 1996, the Company entered into an agreement and made an equity investment in a wireless telecommunications Company in the amount of $5,000,000. This Company has agreed to purchase from the Company $50,000,000 of equipment and services through December 31, 2001. Pending the receipt of orders, this purchase commitment has been excluded from the above order backlog amounts.

     As noted previously, the Company has decided to exit the centralized automotive emissions inspections business. The Company has entered into a contract to transfer its Cincinnati, Ohio program (which currently is not operating pending the sale). The Jacksonville, Florida program is also subject to ongoing contract negotiations under which that program also may be sold at some future date. In the event the aforementioned agreement for sale is not consummated, the Company will continue to endeavor to sell MARTA's operating programs or operate them until the termination of the respective contracts, and will not bid upon or seek new emissions testing programs. Total backlog for this business (excluding the suspended Cincinnati, Ohio program under contract for sale) was approximately $22,400,000 at December 31, 1996, of which $12,660,000 is expected to be filled within one year.


PRODUCTION, RAW MATERIALS AND SUPPLIES
--------------------------------------

     In addition to manufacturing certain products, Allen also assembles at its facilities certain components manufactured for it by non-affiliated companies. The principal materials used in the production of Allen's products are electronic components, steel, aluminum and plastics. These materials are purchased regularly from several producers and have been generally available in sufficient quantities to meet Allen's requirements, although occasionally shortages have occurred. The Company believes that the supplies of materials through the end of 1997 will be adequate.

PATENTS, LICENSES AND FRANCHISES
--------------------------------

     The Company owns a number of patents, trademarks and copyrights and conducts certain operations under licenses granted by others. Although the Company does not believe that the expiration or loss of any one of these items would materially affect its business considered as a whole or the operations of any industry segment, it does consider certain of them to be important to the conduct of its business in certain product lines. Business franchises and concessions are not of material importance to Allen's industry segments.


RESEARCH AND DEVELOPMENT
------------------------

     The Company is engaged in research and development activities (substantially all of which are Company-sponsored) as part of its ongoing business. The Company is continuing to emphasize the development of specialty products and accessories to serve the wireless communications markets. Currently, these development activities are not expected to require a material investment in assets. For additional information, see "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on pages 16 to 17 of Allen's 1996 Annual Report to Stockholders, a copy of which is filed as
Exhibit 13 to this Report.


ENVIRONMENTAL CONTROLS
----------------------

     The Company is subject to federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and financial liability to the Company. Additional information regarding environmental issues is incorporated herein by reference to the last paragraph of Note 5, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements on page 20 of Allen's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


EMPLOYEES
---------

     As of December 31, 1996, Allen had approximately 2,900 employees.


SEASONAL TRENDS
---------------

     Generally, the Company's sales are not subject to significant seasonal variations; however, its sales and earnings tend to be lower in the first fiscal quarter due to lower outdoor installations of its products in the northern climates.


INDUSTRY SEGMENTS, CLASSES OF PRODUCTS, FOREIGN OPERATIONS AND EXPORT SALES
---------------------------------------------------------------------------

     Information relating to the Company's classes of similar products or services, foreign and domestic operations and export sales is incorporated herein by reference to "Geographic Data" in Note 8 of the Notes to Consolidated Financial Statements on page 23, and the information presented in the charts and graphs on pages 28 to 31, of the Company's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

     The Company now has sizeable manufacturing and sales operations in Italy and Germany. With the opportunities represented by the rapid deployment of wireless telephony systems throughout the world, the Company has seen extensive growth in international markets. The Company's export sales have increased from $62 million in 1994 to $98 million in 1995, and $87 million in 1996. This growth and the growth in non-European opportunities for our European produced product, has encouraged the Company to continue to expand the size and number of its international sales and service offices. The Company also has a manufacturing operation in Mexico (a "maquiladora") which principally supplies mobile antennas. In the opinion of management, any risks inherent in Allen's existing foreign operations and sales are not substantially different than the risks inherent in its domestic operations.

                               ITEM 2 - PROPERTIES
                               -------------------

     At December 31, 1996, Allen's continuing operations were conducted in 36 facilities in 13 states and 14 foreign countries. Allen's wireless communications operations occupy approximately 951,000 square feet of space for manufacturing, assembly, warehousing, research and development, sales and administrative offices. Approximately 504,000 square feet are rented under operating leases. The Company's principal facilities are located in Ohio, Texas, Virginia, Italy, Germany and Mexico.

     Information concerning all of the Company's properties at December 31, 1996 is as follows (amounts in thousands):

                                                   Square Footage
                                ----------------------------------------------------
                                     Domestic                Foreign
                                     --------                -------
                                Owned      Leased      Owned      Leased       Total
                                -----      ------      -----      ------       -----

Wireless Communications           269         448        178          56         951
Discontinued Centralized Auto-
 motive Emissions Inspections      74         126          -           -         200
                                  ---         ---        ---         ---       -----

                                  343         574        178          56       1,151
                                  ===         ===        ===         ===       =====

     Allen's machinery, plants, warehouses and offices are in good condition, reasonably suited and adequate for the purposes for which they are presently used and generally are fully utilized.

     Domestic leased facilities includes approximately 100,000 square feet relating to facilities under a capital lease arrangement for the discontinued centralized automotive emissions inspections business. In addition to the above, Allen owns two manufacturing facilities that had been utilized by previously discontinued operations. These facilities (totalling 116,000 square feet) currently are under short-term leases to third parties.


                           ITEM 3 - LEGAL PROCEEDINGS
                           --------------------------

     The information required by this Item is incorporated herein by reference to the fourth paragraph of Note 5, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements on page 20 of the Registrant's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


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

ROBERT G. PAUL - President and Chief Executive Officer; age 55.

     Mr. Paul has been President and Chief Executive Officer of the Company since February 1991. He was President and Chief Operating Officer of the Company from December 1989 to February 1991, Senior Vice President - Finance from April 1987 to December 1989, Vice President-Finance from January 1987 to April 1987 and a Vice President from 1974 to January 1987. He also was President of the Antenna Specialists Company division of the Company's former subsidiary, Orion Industries, Inc. (a predecessor of the Company's wholly owned subsidiary, Allen Telecom Group, Inc. ("ATG"), which was merged into Allen in February 1997), from 1978 to June 1990. Mr. Paul joined the Company in 1970 as an Assistant to the President and also served as Assistant Treasurer from 1970 to 1972. He was elected Treasurer in 1972 and Vice President and Treasurer of Allen in 1974. Mr. Paul was appointed Vice President-Finance and Administration of the Antenna Specialists Company division of Allen's former subsidiary, Orion Industries, Inc. in 1976, its Vice President-Operations in 1977 and its President in 1978, while continuing as a Vice President of Allen.

ERIK H. VAN DER KAAY - Executive Vice President; age 56.

     Mr. van der Kaay joined the Company in 1990 as President of the Antenna Specialists Company division of Allen's former subsidiary, Orion Industries, Inc. and was President of ATG from June 1993 until its merger into Allen in February 1997. He was elected Vice President of Allen in February 1993 and was promoted to Executive Vice President in February 1997. Prior to joining Allen, Mr. van der Kaay was the Chief Executive Officer of Millitech Corporation, a developer and manufacturer of millimeter communication components and systems, South Deerfield, Massachusetts, from 1988 to 1990, and Group Vice President of Telecommunications at Avantek Inc., a developer and manufacturer of microwave radios and CATV systems, Santa Clara, California, from 1984 to 1988.

ROBERT A. YOUDELMAN - Executive Vice President, Chief Financial Officer and
                      Assistant Secretary; age 55.

     Mr. Youdelman joined the Company in 1977 as Director of Taxes and was elected Vice President-Taxation in February 1980. In December 1989, he was elected Senior Vice President-Finance, Chief Financial Officer and Assistant Secretary of the Company and was promoted to Executive Vice President in February 1997. Mr. Youdelman is an attorney.

PETER G. DEVILLIERS - Vice President; age 43.

     Mr. deVilliers joined the Company in July 1992 upon the acquisition by the Company of Alliance Telecommunications Corporation ("Alliance"), Dallas, Texas, where he served as Vice President-Marketing and Sales since joining Alliance in March 1991. Mr. deVilliers served as Vice President-Strategic Planning for ATG upon the merger of Alliance into ATG in June 1993 until February 1997. In February 1997, he was elected Vice President of Allen.

JAMES L. LEPORTE, III - Vice President, Treasurer and Controller; age 42.

     Mr. LePorte joined the Company in 1981 as Senior Financial Analyst. In 1983, he was appointed Manager of Financial Analysis, and, in 1984, was named Assistant Controller. Mr. LePorte was elected Controller of the Company in April 1988; its Vice President in December 1990; and Treasurer of the Company in September 1995.

MCDARA P. FOLAN, III - Vice President, Secretary and General Counsel; age 38.

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

                                     PART II
                                     -------

 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
 ------------------------------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the last paragraph of Note 2, "Financing," of the Notes to Consolidated Financial Statements on page 17, and to "Exchange Listings," "Market Price Range of Common Stock," "Dividends Declared On Common Stock" and "Stockholders" on the inside back cover of the Registrant's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


                        ITEM 6 - SELECTED FINANCIAL DATA
                        --------------------------------

     The information required by this Item is incorporated herein by reference to "Five Year Summary of Operations" on page 32, and to "Dividends Declared on Common Stock" on the inside back cover of the Registrant's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.


    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             ---------------------------------------------------------------
                                RESULTS OF OPERATIONS
                                ---------------------

     The information required by this Item is incorporated herein by reference to pages 28 to 31 of the Registrant's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report, as updated below.

     Statements made in Managements Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements due to a variety of factors, including, besides those mentioned, business conditions and growth in the general economy and the wireless telecommunications industry, timely development and acceptance of new products, changes in product mix, the uncertain level of purchases by current and prospective customers of the Company's products, the impact of competitive products and pricing, inventory risk due to shifts in market demand, and other risks identified from time to time in the Company's reports filed with the Securities Exchange Commission pursuant to the Exchange Act of 1934. Further, the amount of charges to discontinued operations with respect to the centralized automotive emissions testing business will depend on a number of factors, including, among others, the outcome of negotiations with the purchaser of one test program and various state representatives, as well as the valuation of assets to be sold, transferred or otherwise realized.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

     The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity on pages 12 to 15, to the Notes to Consolidated Financial Statements on pages 16 to 26, and to the "Report of Independent Accountants" on page 27, of the Registrant's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

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

                                    PART III
                                    --------

            ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
            --------------------------------------------------------

     The information required by this Item relating to the Company's executive officers is included on pages 9 to 10 hereof under "EXECUTIVE OFFICERS OF THE REGISTRANT" and is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Employment, Termination of Employment and Change of Control Arrangements" on pages 15 to 17 of the Registrant's definitive proxy statement dated March 14, 1997 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934. The other information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Information Regarding Nominees" on pages 1 to 3 of the Registrant's definitive proxy statement dated March 14, 1997 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


                        ITEM 11 - EXECUTIVE COMPENSATION
                        --------------------------------

     The information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Compensation of Directors" on pages 4 to 5, and to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT" on pages 6 to 17, of the Registrant's definitive proxy statement dated March 14, 1997 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------

     The information required by this Item is incorporated herein by reference to "STOCK OWNERSHIP" on pages 20 to 22 of the Registrant's definitive proxy statement dated March 14, 1997 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

     The information required by this Item is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Transactions with Executive Officers and Directors" on page 19 of the Registrant's definitive proxy statement dated March 14, 1997 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                                     PART IV
                                     -------

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   --------------------------------------------------------------------------

(a)(1)  FINANCIAL STATEMENTS OF THE REGISTRANT
        --------------------------------------

   The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 17, 1997, are incorporated herein by reference to pages 12 to 27 of the Registrant's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report.

        Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

        Consolidated Balance Sheets at December 31, 1996 and 1995

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

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


(b)  REPORTS ON FORM 8-K
     -------------------

     None.


-----------------
*A copy of any of the Exhibits to this Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To the Board of Directors and Stockholders of Allen Telecom Inc.:


     Our report on the consolidated financial statements of Allen Telecom Inc. has been incorporated by reference in this Annual Report on Form 10-K from page 27 of the 1996 Annual Report to Stockholders of Allen Telecom Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on page 13 of this Form 10-K Annual Report.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                     COOPERS & LYBRAND L.L.P.






Cleveland, Ohio
February 17, 1997

                               ALLEN TELECOM INC.
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (AMOUNTS IN THOUSANDS)


           Column A                  Column B           Column C            Column D          Column E
-------------------------------     ----------    --------------------     ----------        ----------
                                                        Additions
                                      Balance     --------------------                         Balance
                                        at        Charged to   Charged     Deductions          at End
                                     Beginning    Costs and   to Other        from               of
           Description               of Period     Expenses   Accounts      Reserves           Period
-------------------------------     ----------    ----------  --------     ----------        ----------
Allowance for doubtful accounts:
    1996                             $ 1,232           825           -           447(1)       $ 1,610
                                     =======       =======     =======       =======          =======
    1995                             $ 1,684           592           -         1,044(1)(2)    $ 1,232
                                     =======       =======     =======       =======          =======
    1994                             $ 1,270           417           -             3(1)       $ 1,684
                                     =======       =======     =======       =======          =======



(1)  Represents the write-off of uncollectible accounts, less recoveries.

(2) Includes the elimination of related balances for its Truck Products Business spun off in 1995.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ALLEN TELECOM INC.
                                         ------------------
                                         (Registrant)



                                         By   /s/ Robert A. Youdelman
                                              ---------------------------
                                              Robert A. Youdelman
                                              Executive Vice President and
                                              Chief Financial Officer


Date:   March 27, 1997
      ------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert G. Paul                                               March 27, 1997
---------------------------
Robert G. Paul, President, Chief Executive
Officer and Director
(Principal Executive Officer)


/s/ Robert A. Youdelman                                          March 27, 1997
---------------------------
Robert A. Youdelman, Executive Vice President and
Chief Financial Officer (Principal Financial Officer)


/s/ James L. LePorte                                             March 27, 1997
---------------------------
James L. LePorte, Vice President Treasurer
and Controller (Principal Accounting Officer)


/s/ George A. Chandler                                           March 27, 1997
---------------------------
George A. Chandler, Director


/s/ Philip Wm. Colburn                                           March 27, 1997
---------------------------
Philip Wm. Colburn, Chairman of the Board
and Director


/s/ Jill K. Conway                                               March 27, 1997
---------------------------
Jill K. Conway, Director


/s/ Albert H. Gordon                                             March 27, 1997
---------------------------
Albert H. Gordon, Director


/s/ William O. Hunt                                              March 27, 1997
---------------------------
William O. Hunt, Director

/s/ J. Chisholm Lyons                                            March 27, 1997
---------------------------
J. Chisholm Lyons, Director


/s/ John F. McNiff                                               March 27, 1997
---------------------------
John F. McNiff, Director


/s/ Charles W. Robinson                                          March 27, 1997
---------------------------
Charles W. Robinson, Director


/s/ William M. Weaver, Jr.                                       March 27, 1997
---------------------------
William M. Weaver, Jr., Director

                                  EXHIBIT INDEX

EXHIBIT NUMBERS                                                            PAGES
---------------                                                            -----

     (3)  Certificate of Incorporation and By Laws -

          (a)   Restated Certificate of Incorporation (filed as
                Exhibit Number 3(a) to Registrant's Form 10-K
                Annual Report for the fiscal year ended December
                31, 1984 (Commission file number 1-6016) and
                incorporated herein by reference).........................   -

          (b)   Certificate of Designations, Powers, Preferences
                and Rights of the $1.75 Convertible Exchangeable
                Preferred Stock, Series A (filed as Exhibit Number
                3(b) to Registrant's Form 10-K Annual Report for
                the fiscal year ended December 31, 1986
                (Commission file number 1-6016) and incorporated
                herein by reference) .....................................   -

          (c)   Certificate of Amendment of Restated Certificate
                of Incorporation (filed as Exhibit Number 3(c) to
                Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1987 (Commission file number
                1-6016) and incorporated herein by reference) ............   -

          (d)   Certificate of Designations, Powers, Preferences
                and Rights of the Variable Rate Preferred Stock,
                Series A (filed as Exhibit Number 3(d) to
                Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1987 (Commission file number
                1-6016) and incorporated herein by reference) ............   -

          (e)   Certificate of Designation, Preferences and Rights
                of Series B Junior Participating Preferred Stock
                (filed as Exhibit Number 3(e) to Registrant's
                Form 10-K Annual Report for the fiscal year
                ended December 31, 1987 (Commission file number
                1-6016) and incorporated herein by reference) ............   -

          (f)   Certificate Eliminating Variable Rate Preferred
                Stock, Series A (filed as Exhibit Number 3(f) to
                Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1989 (Commission file
                number 1-6016) and incorporated herein by
                reference) ...............................................   -

          (g)   Certificate of Amendment of Restated Certificate
                of Incorporation (filed as Exhibit Number 3(g) to
                Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1993 (Commission file number
                1-6016) and incorporated herein by reference).............   -

          (h) Certificate Eliminating $1.75 Convertible Exchangeable Preferred Stock, Series A (filed as Exhibit Number 3(h)
                to Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1993 (Commission file number
                1-6016) and incorporated herein by reference).............   -

          (i)   Certificate of Ownership and Merger Merging
                Allen Telecom Group, Inc. into The Allen Group Inc........   25

          (j)   By-Laws, as amended through September 10, 1992 (filed
                as Exhibit Number 3(g) to Registrant's Form 10-K
                Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein
                by reference).............................................   -

     (4)  Instruments defining the rights of security holders -

          (a)   Rights Agreement, dated as of January 7, 1988,
                between the Registrant and Manufacturers Hanover
                Trust Company (filed as Exhibit Number 4 to
                Registrant's Form 8-K Current Report dated
                January 7, 1988 (Commission file number 1-6016)
                and incorporated herein by reference) ....................   -

          (b)   Amended and Restated Credit Agreement, dated as
                of November 11, 1996, among the Registrant,
                MARTA Technologies, Inc., the Banks signatories
                thereto, and Bank of Montreal, as agent (filed as
                Exhibit Number 4 to Registrant's Form 10-Q Quarterly
                Report for the quarterly period ended September 30,
                1996 (Commission file number 1-6016) and incorporated
                herein by reference.......................................   -

                Additional information concerning Registrant's long-term debt is set forth in Note 2, "Financing," of the Notes to Consolidated Financial Statements on page 17 of Registrant's 1996 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report. Other than the Credit Agreement referred to above, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph
                (iii) of Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange Commission upon request.

     (10) Material contracts (Other than Exhibit 10(a), all of the exhibits listed as material contracts hereunder are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c) of this Report.)

          (a)   Contribution Agreement, dated September 29, 1995,
                between Registrant and TransPro, Inc. (filed as
                Exhibit Number 2.1 to Registrant's Form 8-K dated
                October 12, 1995) (Commission file number 1-6016)
                and incorporated herein by reference) ....................   -

          (b)   Allen Telecom Inc. 1982 Stock Plan, as amended
                through November 3, 1987 (filed as Exhibit Number 10(c)
                to Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1987 (Commission file number
                1-6016) and incorporated herein by reference).............   -

          (c)   Amendment, dated as of December 4, 1990, to the Allen
                Telecom Inc. 1982 Stock Plan, as amended (filed as
                Exhibit Number 10(d) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1990
                (Commission file number 1-6016) and incorporated
                herein by reference)......................................   -

          (d)   Amendment, dated as of June 14, 1995, to the Allen
                Telecom Inc. 1982 Stock Plan, as amended (filed as
                Exhibit Number 10.1 to Registrant's Form 10-Q
                Quarterly Report for the quarterly period ended
                June 30, 1995 (Commission file number 1-6016) and
                incorporated herein by reference .........................   -

          (e)   Amendment, dated as of February 28, 1997, to the
                Allen Telecom Inc. 1982 Stock Plan, as amended............   28

          (f)   Form of Restricted Stock Agreement pursuant to the
                Allen Telecom Inc. 1982 Stock Plan, as amended
                (filed as Exhibit Number 10(e) to Registrant's
                Form 10-K Annual Report for the fiscal year ended
                December 31, 1990 (Commission file number 1-6016)
                and incorporated herein by reference) ....................   -

          (g)   Allen Telecom Inc. 1992 Stock Plan (filed as Exhibit
                Number 10(f) to Registrant's Form 10-K Annual Report
                for the fiscal year ended December 31, 1992 (Commission
                file number 1-6016) and incorporated herein by reference).   -

          (h) Amendment to the Allen Telecom Inc. 1992 Stock Plan, dated September 13, 1994 (filed as Exhibit Number 10 to the Registrant's Form 10-Q Quarterly Report for the quarterly period ended September 30, 1994 (Commission file number
                1-6016) and incorporated herein by reference).............   -

          (i) Second Amendment to the Allen Telecom Inc. 1992 Stock Plan, dated February 23, 1994 (filed as Exhibit Number 10(h) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (Commission file number 1-6016)
                and incorporated herein by reference .....................   -

          (j) Third Amendment to the Allen Telecom Inc. 1992 Stock Plan, dated February 23, 1994 (filed as Exhibit Number 10(i)
                to Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1994 (Commission file number
                1-6016) and incorporated herein by reference) ............   -

          (k) Fourth Amendment to the Allen Telecom Inc. 1992 Stock Plan, dated as of June 14, 1995 (filed as Exhibit Number 10.2 to Registrant's Form 10-Q Quarterly Report for the
                quarterly period ended June 30, 1995 (Commission file
                number 1-6016) and incorporated herein by reference) .....   -

          (l)   Fifth Amendment to the Allen Telecom Inc. 1992 Stock Plan,
                dated as of February 28, 1997 ............................   29

          (m)   Form of Restricted Stock Agreement pursuant to Allen
                Telecom Inc. 1992 Stock Plan (Salary Increase Deferral),
                dated November 30, 1993, entered into by the Registrant
                with certain executive and divisional officers (filed
                as Exhibit Number 10(g) to Registrant's Form 10-K
                Annual Report for the fiscal year ended December 31,
                1993 (Commission file number 1-6016) and incorporated
                herein by reference) .....................................   -

          (n)   Form of Restricted Stock Agreement pursuant to Allen
                Telecom Inc. 1992 Stock Plan (Salary Increase Deferral),
                dated April 28, 1992, entered into by the Registrant with certain executive and divisional officers (filed as
                Exhibit Number 10(g) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1992
                (Commission file number 1-6016) and incorporated
                herein by reference) .....................................   -

          (o)   Amendment to Restricted Stock Agreements pursuant to
                1992 Stock Plan (Salary Increase Deferral), dated
                February 22, 1995 (filed as Exhibit Number 10(l) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (Commission file number
                1-6016) and incorporated herein by reference) ............   -

          (p)   Form of Non-Qualified Option to Purchase Stock
                granted to certain directors of the Registrant
                on September 12, 1989 (filed as Exhibit Number
                10(e) to Registrant's Form 10-K Annual Report
                for the fiscal year ended December 31, 1989
                (Commission file number 1-6016) and incorporated
                herein by reference) .....................................   -

          (q)   Form of Non-Qualified Option to Purchase Stock
                granted to certain directors of the Registrant
                on February 19, 1997 .....................................   30

          (r)   Allen Telecom Inc. 1994 Non-Employee Directors
                Stock Option Plan (filed as Exhibit A to Registrant's
                Proxy Statement dated March 17, 1994 (Commission file
                number 1-6016) and incorporated herein by reference)......   -

          (s)   First Amendment to the Allen Telecom Inc. 1994
                Non-Employee Directors Stock Option Plan .................   35

          (t)   Form of Non-Qualified Option to Purchase Stock pursuant
                to the Allen Telecom Inc. 1994 Non-Employee Directors
                Stock Option Plan (filed as Exhibit Number 10(o) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (Commission file number
                1-6016) and incorporated herein by reference) ............   -

          (u)   Allen Telecom Inc. Amended and Restated Key
                Management Deferred Bonus Plan (incorporating
                all amendments through February 27, 1992) (filed as
                Exhibit Number 10(i) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1992
                (Commission file number 1-6016) and incorporated
                herein by reference)......................................   -

          (v)   Amendment, dated as of February 28, 1997, to the
                Allen Telecom Inc. Amended and Restated Key Management
                Deferred Bonus Plan ......................................   36

          (w)   Form of Restricted Stock Agreement pursuant to the
                Allen Telecom Inc.1992 Stock Plan and Key Management
                Deferred Bonus Plan (filed as Exhibit Number 10(j)
                to Registrant's Form 10-K Annual Report for the
                fiscal year ended December 31, 1992 (Commission file
                number 1-6016) and incorporated herein by reference)......   -

          (x)   Form of Severance Agreement, dated as of November 3,
                1987, entered into by the Registrant with certain
                executive officers, officers and division presidents
                (filed as Exhibit Number 10(g) to Registrant's
                Form 10-K Annual Report for the fiscal year ended
                December 31, 1987 (Commission file number 1-6016)
                and incorporated herein by reference) ....................   -

          (y)   Form of Amendment, dated December 5, 1989, to
                Severance Agreement entered into by the Registrant
                with certain executive officers, officers and division presidents (filed as Exhibit Number 10(j) to
                Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1989 (Commission file number
                1-6016) and incorporated herein by reference) ............   -

          (z)   Allen Telecom Inc. Master Discretionary Severance
                Pay Plan, effective January 1, 1993 (filed as Exhibit
                10(t) to Registrant's Form 10-K Annual Report for the
                fiscal year ended December 31, 1994 (Commission file
                number 1-6016) and incorporated herein by reference) .....   -

          (aa)  First Amendment, dated as of February 28, 1997, to
                the Allen Gelecom Inc. Master Discretionary Severance
                Pay Plan .................................................   37

          (bb)  Allen Telecom Inc. Key Employee Severance Policy
                adopted by the Registrant on November 3, 1987
                (filed as Exhibit Number 10(h) to Registrant's
                Form 10-K Annual Report for the fiscal year ended
                December 31, 1987 (Commission file number 1-6016)
                and incorporated herein by reference) ....................   -

          (cc)  Amendment, dated May 14, 1991, to the Allen Telecom
                Inc. Key Employee Severance Policy adopted by the
                Registrant on November 3, 1987 (filed as Exhibit
                Number 10(n) to Registrant's Form 10-K Annual Report
                for the fiscal year ended December 31, 1992 (Commission
                file number 1-6016) and incorporated herein by
                reference)................................................   -

          (dd)  Amendment No. 2, dated February 22, 1996, to the Allen
                Telecom Inc. Key Employee Severance Policy (filed as
                Exhibit Number 10(x) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1995, (Commission file number 1-6016) and incorporated
                herein by reference)......................................   -

          (ee)  Amendment No. 3, dated as of September 12, 1996, to the
                Allen Telecom Inc. Key Employee Severance Policy (filed
                as Exhibit Number 10 to Registrant's Form 10-Q
                Quarterly Report for the quarter ended September 30,
                1996, (Commission file number 1-6016) and incorporated
                herein by reference ......................................   -

          (ff)  Amendment No. 4, dated as of February 28, 1997, to the
                Allen Telecom Inc. Key Employee Severance Policy..........   38

          (gg)  Employment Agreement, dated June 28, 1988, between
                the Registrant and Philip Wm. Colburn (filed as
                Exhibit Number 10(m) to Registrant's Form 10-K
                Annual Report for the fiscal year ended December 31,
                1988 (Commission file number 1-6016) and incorporated
                herein by reference) .....................................   -

          (hh) Amendment, dated as of February 27, 1992, of Employment Agreement, dated June 28, 1988, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(p) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number
                1-6016) and incorporated herein by reference).............   -

          (ii)  Amendment, dated as of February 26, 1991, of
                Employment Agreement, dated June 28, 1988, between
                the Registrant and Philip Wm. Colburn (filed as
                Exhibit Number 10(n) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1990
                (Commission file number 1-6016) and incorporated herein
                by reference) ............................................   -

          (jj)  Amended and Restated Post Employment Consulting
                Agreement, dated as of December 20, 1990, between
                the Registrant and Philip Wm. Colburn (filed as
                Exhibit Number 10(o) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1990
                (Commission file number 1-6016) and incorporated herein
                by reference) ............................................   -

          (kk) First Amendment to Amended and Restated Post Employment Consulting Agreement, dated as of February 19, 1997,
                between the Registrant and Philip Wm. Colburn ............   39

          (ll)  Amended and Restated Supplemental Pension Benefit
                Agreement, dated as of December 20, 1990, between
                the Registrant and Philip Wm. Colburn (filed as
                Exhibit Number 10(p) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1990
                (Commission file number 1-6016) and incorporated herein
                by reference) ............................................   -

          (mm)  Insured Supplemental Retirement Benefit Agreement,
                dated as of September 4, 1985, between the Registrant
                and Philip Wm. Colburn (filed as Exhibit Number 10(l)
                to Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1987 (Commission file number
                1-6016) and incorporated herein by reference) ............   -

          (nn)  Split Dollar Insurance Agreement, dated as of July 1,
                1991, between the Registrant and Philip Wm. Colburn
                (filed as Exhibit Number 10(u) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31,
                1992 (Commission file number 1-6016) and incorporated
                herein by reference.......................................   -

          (oo)  Supplemental Pension Benefit Agreement, dated
                as of December 6, 1983, between the Registrant and
                J. Chisholm Lyons (filed as Exhibit Number 10(r) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1983 (Commission file
                number 1-6016) and incorporated herein by reference)......   -

          (pp)  Amendment, dated as of December 20, 1990, of
                Supplemental Pension Benefit Agreement, dated as of
                December 6, 1983, between the Registrant and
                J. Chisholm Lyons (filed as Exhibit Number 10(s)
                to Registrant's Form 10-K Annual Report for the
                fiscal year ended December 31, 1990 (Commission file
                number 1-6016) and incorporated herein by reference)......   -

          (qq)  Post Employment Consulting Agreement, dated as of
                September 12, 1989, between the Registrant and
                J. Chisholm Lyons (filed as Exhibit Number 10(s) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1989 (Commission file number
                1-6016) and incorporated herein by reference).............   -

          (rr)  Amendment, dated as of December 20, 1990, of
                Post Employment Consulting Agreement, dated as of
                September 12, 1989, between the Registrant and
                J. Chisholm Lyons (filed as Exhibit Number 10(u) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number
                1-6016) and incorporated herein by reference).............   -

          (ss)  Employment Agreement, dated June 25, 1991, between
                the Registrant and Robert G. Paul (filed as Exhibit
                Number 10(x) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1991
                (Commission file number 1-6016) and incorporated
                herein by reference)......................................   -

          (tt)  Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, between the Registrant and
                Robert G. Paul (filed as Exhibit Number (kk) to
                Registrant's Form 10-K Annual Report for the fiscal
                year ended December 31, 1995 (Commission file number
                1-6016) and incorporated herein by reference .............   -

          (uu)  Form of Split Dollar Insurance Agreement, dated as of
                November 1, 1991, entered into by the Registrant with
                certain executive and divisional officers (filed as
                Exhibit Number 10(bb) to Registrant's Form 10-K Annual
                Report for the fiscal year ended December 31, 1992
                (Commission file number 1-6016) and incorporated herein
                by reference .............................................   -

          (vv)  Allen Telecom Inc. Deferred Compensation Plan,
                effective December 1, 1995 (filed as Exhibit Number
                10(mm) to Registrant's Form 10-K Annual Report for the
                fiscal year ended December 31, 1995 (Commission file
                number 1-6016) and incorporated herein by reference ......   -

          (ww)  First Amendment to the Allen Telecom Inc. Deferred
                Compensation Plan, dated as of February 28, 1997 .........   41

          (xx)  Allen Telecom Inc. Restoration Plan, effective
                January 1, 1996 (filed as Exhibit Number 10(nn) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995 (Commission file number
                1-6016) and incorporated herein by reference .............   -

          (yy)  First Amendment to the Allen Telecom Inc. Restoration
                Plan, dated as of February 28, 1997 ......................   42

          (zz) Comsearch Division Supplemental Savings Plan, effective January 1, 1995 (filed as Exhibit Number 10(oo) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995 (Commission file number
                1-6016) and incorporated herein by reference .............   -

         (aaa)  First Amendment to the Comsearch Division Supplemental
                Savings Plan, dated as of February 28, 1997 ..............   43

         (bbb)  Form of Supplemental Target Pension Benefit Agreement,
                dated as of January 1, 1996, entered into by the
                Registrant with certain executive and divisional
                officers (filed as Exhibit Number 10(pp) to Registrant's
                Form 10-K Annual Report for the fiscal year ended
                December 31, 1995 (Commission file number 1-6016) and
                incorporated herein by reference .........................   -

     (11)       Statement re Computation of Earnings Per
                Common Share .............................................   44

     (13)       1996 Annual Report to Stockholders*.......................   45

     (21)       Subsidiaries of the Registrant ...........................   81

     (23)       Consent of Independent Accountants .......................   83

     (27)       Financial Data Schedule...................................   84


     * Furnished for the information of the Securities and Exchange Commission and not to be deemed "filed" as part of this Report except for the Consolidated Financial Statements of the Registrant and the Accountants' Report on pages 12 to 27 of said Annual Report to Stockholders and the other information incorporated by reference in Items 1 and 3 of Part I hereof and Items 5 to 8 of Part II hereof.

     A copy of any of these Exhibits will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.