Form 10-K/A
period 1996-12-31
ALLEN GROUP INC
filed 1997-04-30
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       ___________________

                           FORM 10-K/A

(Mark One)

[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  or  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

             Commission file number     1-6016

                       ALLEN TELECOM INC.
                 (formerly The Allen Group Inc.)
     (Exact name of registrant as specified in its charter)

           Delaware                               38-0290950
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


25101 Chagrin Boulevard, Beachwood, Ohio                 44122
(Address of principal executive offices)               (Zip Code)


Registrant's  telephone number, including area code   (216)  765-
5818


      Pursuant to the requirements of the Securities Exchange Act of  1934,  the  registrant has duly caused this amendment  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.


                                          ALLEN   TELECOM   INC.
                                               (Registrant)


Dated: April 29, 1997         By:  _/s/ McDara P. Folan, III____
                                   McDara P. Folan, III
                                   Vice President, Secretary and
                                   General Counsel


                      Page 1 of 39 pages.
             Exhibit Index is located on page 6.



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

  (3) Exhibits*

  The  information required by this Item relating to Exhibits  to this  Report is included in the Exhibit Index on pages 6 to  16 hereof.
(b)   Reports on Form 8-K

  The Company filed a Form 8-K Current Report dated April 17, 1997, in which it reported under Item 9 - "Sales of Equity Securities Pursuant to Regulation S," that it had acquired, through its wholly owned French subsidiary, Allen Telecom (France), S.A., 62% of the outstanding capital of Telia. The remaining shares of Telia are subject to put and call options, which provide for a purchase price based upon future operating results.

  As part of the acquisition, the sellers received a total of 28,375 shares of common stock, par value $1.00 per share, of Allen Telecom Inc. (the "Shares"), which represented about 20% of the purchase price. The Shares were issued pursuant to Regulation S, promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The remaining purchase price was paid in cash.





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





Cleveland, Ohio
February 17, 1997


                                    ALLEN TELECOM INC.

                      SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                                  (Amounts in Thousands)


Column  A      Column B       Column C                 Column  D       Column E
               Balance       Additions                                 Balance
                at          Charged to     Charged     Deductions      at End
              Beginning     Costs  and    to  Other       from             of
Description   of Period      Expenses     Accounts      Reserves       Period
Allowance for doubtful accounts:

1996          $ 1,232           825          -           447(1)        $1,610
1995          $ 1,684           592          -         1,044(1)(2)     $1,232
1994          $ 1,270           417          -             3(1)        $1,684




(1) Represents the write-off of uncollectible accounts, less recoveries.

(2) Includes the elimination of related balances for its Truck Products Business spun off in 1995.






                          EXHIBIT INDEX

Exhibit Numbers                                          Pages

  (3) Certificate of Incorporation and By Laws -

       (a) Restated Certificate of Incorporation
           (filed as Exhibit Number 3(a) to
           Registrant's Form 10-K Annual Report for
           the fiscal year ended December 31, 1984
           (Commission file number 1-6016) and
           incorporated herein by reference).............  -

      (b)  Certificate of Designations, Powers,
           Preferences and Rights of the $1.75
           Convertible Exchangeable Preferred Stock,
           Series A (filed as Exhibit Number
           3(b) to Registrant's Form 10-K Annual
           Report for the fiscal year ended
           December 31, 1986 (Commission file
           number 1-6016) and incorporated
           herein by reference).......................... -

      (c)  Certificate of Amendment of Restated
           Certificate of Incorporation (filed as
           Exhibit Number 3(c) to Registrant's
           Form 10-K Annual Report for the fiscal
           year ended December 31, 1987 (Commission
           file number 1-6016) and incorporated
           herein by reference) .........................   -

      (d)  Certificate of Designations, Powers,
           Preferences and Rights of the Variable
           Rate Preferred Stock, Series A (filed
           as Exhibit Number 3(d) to Registrant's
           Form 10-K Annual Report for the fiscal
           year ended December 31, 1987 (Commission
           file number 1-6016) and incorporated herein
           by reference) ................................   -

      (e)  Certificate of Designation, Preferences
           and Rights of Series B Junior Participating
           Preferred Stock (filed as Exhibit Number 3(e)
           to Registrant's Form 10-K Annual Report for
           the fiscal year ended December 31, 1987
           (Commission file number 1-6016) and
           incorporated herein by reference) .............  -

      (f)  Certificate Eliminating Variable Rate
           Preferred Stock, Series A (filed as Exhibit
           Number 3(f) to Registrant's Form 10-K
           Annual Report for the fiscal year ended
           December 31, 1989 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

      (g)  Certificate of Amendment of Restated
           Certificate of Incorporation (filed as
           Exhibit Number 3(g) to Registrant's
           Form 10-K Annual Report for the fiscal
           year ended December 31, 1993 (Commission
           file number 1-6016) and incorporated
           herein by reference) .........................   -

      (h)  Certificate Eliminating $1.75 Convertible
           Exchangeable Preferred Stock, Series A
           (filed as Exhibit Number 3(h) to
           Registrant's Form 10-K Annual Report
           for the fiscal year ended December 31, 1993
           (Commission file number 1-6016) and
           incorporated herein by reference) ............   -

      (i)  Certificate of Ownership and Merger Merging
           Allen Telecom Group, Inc. into The Allen
           Group Inc. ...................................   *

      (j)  By-Laws, as amended through September 10,
           1992 (filed as Exhibit Number 3(g) to
           Registrant's Form 10-K Annual Report for
           the fiscal year ended December 31, 1992
           (Commission file number 1-6016) and
          incorporated herein by reference) ............   -

(4)  Instruments defining the rights of security holders -

      (a)  Rights Agreement, dated as of January 7,
           1988, between the Registrant and Manufacturers
           Hanover Trust Company (filed as Exhibit
           Number 4 to Registrant's Form 8-K Current
           Report dated January 7, 1988 (Commission
           file number 1-6016) and incorporated herein
           by reference) ................................   -

           (b) Amended and Restated Credit
           Agreement, dated
           as of November 11, 1996, among the Registrant,
           MARTA Technologies, Inc., the Banks
           signatories thereto, and Bank of Montreal,
           as agent (filed as Exhibit Number 4 to
           Registrant's Form 10-Q Quarterly Report for
           the quarterly period ended September 30,
           1996 (Commission file number 1-6016) and
           incorporated herein by reference..............   -

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

      (a)  Contribution Agreement, dated September 29,
           1995, between Registrant and TransPro, Inc.
           (filed as Exhibit Number 2.1 to Registrant's
           Form 8-K dated October 12, 1995) (Commission
           file number 1-6016) and incorporated herein
           by reference) ................................   -

      (b) Allen Telecom Inc. 1982 Stock Plan, as amended through November 3, 1987 (filed as Exhibit Number 10(c) to Registrant's Form 10-K Annual Report
           for the fiscal year ended December 31, 1987
           (Commission file number 1-6016) and incorporated
           herein by reference) .........................   -

      (c)  Amendment, dated as of December 4, 1990, to
           the Allen Telecom Inc. 1982 Stock Plan, as
           amended (filed as Exhibit Number 10(d) to
           Registrant's Form 10-K Annual Report for
           the fiscal year ended December 31, 1990
           (Commission file number 1-6016) and
           incorporated herein by reference) ............   -

      (d)  Amendment, dated as of June 14, 1995, to
           the Allen Telecom Inc. 1982 Stock Plan,
           as amended (filed as Exhibit Number 10.1
           to Registrant's Form 10-Q                  Quarterly
           Report for the quarterly period ended
           June 30, 1995 (Commission file number 1-6016)
           and incorporated herein by reference) ........   -

      (e)  Amendment, dated as of February 28, 1997,
           to the Allen Telecom Inc. 1982 Stock Plan,
           as amended ..................................    *

      (f)  Form of Restricted Stock Agreement pursuant
           to the Allen Telecom Inc. 1982 Stock Plan,
           as amended (filed as Exhibit Number 10(e)
           to Registrant's Form 10-K Annual Report
           for the fiscal year ended December 31, 1990
           (Commission file number 1-6016) and
           incorporated herein by reference) ............   -

      (g)  Allen Telecom Inc. 1992 Stock Plan (filed as
           Exhibit Number 10(f) to Registrant's Form
           10-K Annual Report for the fiscal year ended
           December 31, 1992 (Commission file number
           1-6016) and incorporated herein by reference)..  -

      (h)  Amendment to the Allen Telecom Inc. 1992
           Stock Plan, dated September 13, 1994 (filed
           as Exhibit Number 10 to the Registrant's
           Form 10-Q Quarterly Report for the quarterly
           period ended September 30, 1994 (Commission
           file number 1-6016) and incorporated herein by
           reference) ...................................   -

      (i)  Second Amendment to the Allen Telecom Inc.
           1992 Stock Plan, dated February 23, 1994
           (filed as Exhibit Number 10(h) to Registrant's
           Form 10-K Annual Report for the fiscal year
           ended December 31, 1994 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

      (j)  Third Amendment to the Allen Telecom Inc.
           1992 Stock Plan, dated February 23, 1994
           (filed as Exhibit Number 10(i) to Registrant's
           Form 10-K Annual Report for the fiscal year
           ended December 31, 1994 (Commission file
           number 1-6016) and incorporated herein
           by reference) ................................   -

      (k)  Fourth Amendment to the Allen Telecom Inc.
           1992 Stock Plan, dated as of June 14, 1995
           (filed as Exhibit Number 10.2 to Registrant's
           Form 10-Q Quarterly Report for the quarterly
           period ended June 30, 1995 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

      (l)  Fifth Amendment to the Allen Telecom Inc.
           1992 Stock Plan, dated as of February 28,
           1997 .........................................   *

      (m)  Form of Restricted Stock Agreement pursuant
           to Allen Telecom Inc. 1992 Stock Plan
           (Salary Increase Deferral), dated November
           30, 1993, entered into by the Registrant
           with certain executive and divisional
           officers (filed as Exhibit Number 10(g) to
           Registrant's Form 10-K Annual Report for
           the fiscal year ended December 31, 1993
           (Commission file number 1-6016) and incorporated
           herein by reference) .........................   -

      (n) Form of Restricted Stock Agreement pursuant to Allen Telecom Inc. 1992 Stock Plan (Salary
           Increase Deferral), dated April 28, 1992, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(g) to Registrant's Form 10-K
           Annual Report for the fiscal year ended
           December 31, 1992 (Commission file number
           1-6016) and incorporated herein by reference)..  -

      (o)  Amendment to Restricted Stock Agreements
           pursuant to 1992 Stock Plan (Salary Increase
           Deferral), dated February 22, 1995 (filed as
           Exhibit Number 10(l) to Registrant's Form
           10-K Annual Report for the fiscal year
           ended December 31, 1994 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

      (p) Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on September 12, 1989 (filed as Exhibit Number 10(e) to Registrant's Form 10-K Annual Report
           for the fiscal year ended December 31, 1989
           (Commission file number 1-6016) and incorporated
           herein by reference) .........................   -

      (q)  Form of Non-Qualified Option to Purchase Stock
           granted to certain directors of the Registrant
           on February 19, 1997 .........................   *

      (r)  Allen Telecom Inc. 1994 Non-Employee Directors
           Stock Option Plan (filed as Exhibit A to
           Registrant's Proxy Statement dated March 17,
           1994 (Commission file number 1-6016) and
           incorporated herein by reference) ............   -

      (s)  First Amendment to the Allen Telecom Inc.
           1994 Non-Employee Directors Stock Option Plan    *

      (t) Form of Non-Qualified Option to Purchase Stock pursuant to the Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
           (filed as Exhibit Number 10(o) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (Commission file number 1-6016) and incorporated herein by reference).. -

      (u)  Allen Telecom Inc. Amended and Restated Key
           Management Deferred Bonus Plan (incorporating
           all amendments through February 27, 1992)
           (filed as Exhibit Number 10(i) to Registrant's
           Form 10-K Annual Report for the fiscal
           year ended December 31, 1992 (Commission
           file number 1-6016) and incorporated herein
           by reference) ................................   -

      (v)  Amendment, dated as of February 28, 1997,
           to the Allen Telecom Inc. Amended and
           Restated Key Management Deferred Bonus Plan ..   *

      (w)  Form of Restricted Stock Agreement pursuant
           to the Allen Telecom Inc. 1992 Stock Plan
           and Key Management Deferred Bonus Plan (filed
           as Exhibit Number 10(j) to Registrant's
           Form 10-K Annual Report for the fiscal year
           ended December 31, 1992 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

      (x) Form of Severance Agreement, dated as of November 3, 1987, entered into by the Registrant with certain executive officers, officers and division presidents (filed as Exhibit Number 10(g) to Registrant's Form
           10-K Annual Report for the fiscal year ended
           December 31, 1987 (Commission file number
           1-6016) and incorporated herein by reference)..  -

      (y) Form of Amendment, dated December 5, 1989, to Severance Agreement entered into by the Registrant with certain executive officers, officers and division presidents (filed as Exhibit Number 10(j) to Registrant's Form
           10-K Annual Report for the fiscal year ended
           December 31, 1989 (Commission file number
           1-6016) and incorporated herein by reference)..  -

      (z)  Allen Telecom Inc. Master Discretionary
           Severance Pay Plan, effective January 1,
           1993 (filed as Exhibit 10(t) to Registrant's
           Form 10-K Annual Report for the fiscal year
           ended December 31, 1994 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -


      (aa) First Amendment, dated as of February 28,
           1997, to the Allen Telecom Inc. Master
           Discretionary Severance Pay Plan .............   *

      (bb) Allen Telecom Inc. Key Employee Severance
           Policy adopted by the Registrant on November 3,
           1987 (filed as Exhibit Number 10(h) to
           Registrant's Form 10-K Annual Report for
           the fiscal year ended December 31, 1987
           (Commission file number 1-6016) and
           incorporated herein by reference) ............   -

      (cc) Amendment, dated May 14, 1991, to the
           Allen Telecom Inc. Key Employee Severance
           Policy adopted by the Registrant on
           November 3, 1987 (filed as Exhibit Number
           10(n) to Registrant's Form 10-K Annual Report
           for the fiscal year ended December 31, 1992
           (Commission file number 1-6016) and incorporated
           herein by reference) .........................   -

      (dd) Amendment No. 2, dated February 22, 1996, to
           the Allen Telecom Inc. Key Employee Severance Policy (filed as Exhibit Number 10(x) to Registrant's Form 10-K Annual Report for
           the fiscal year ended December 31, 1995
           (Commission file number 1-6016) and incorporated
           herein by reference) .........................   -

      (ee) Amendment No. 3, dated as of September 12,
           1996, to the Allen Telecom Inc. Key Employee
           Severance Policy (filed as Exhibit Number 10
           to Registrant's Form 10-Q Quarterly Report
           for the quarter ended September 30, 1996
           (Commission file number 1-6016) and
           incorporated herein by reference .............   -

      (ff) Amendment No. 4, dated as of February 28, 1997,
           to the Allen Telecom Inc. Key Employee
           Severance Policy .............................   *

      (gg) Employment Agreement, dated June 28, 1988,
           between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(m) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1988 (Commission file number 1-6016)
           and incorporated herein by reference) ........   -

      (hh) Amendment, dated as of February 27, 1992, of Employment Agreement, dated June 28, 1988, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(p) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

      (ii) Amendment, dated as of February 26, 1991, of Employment Agreement, dated June 28, 1988, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(n) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

      (jj) Amended and Restated Post Employment Consulting Agreement, dated as of December 20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(o) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference).. -


      (kk) First Amendment to Amended and Restated Post Employment Consulting Agreement, dated as of February 19, 1997, between the Registrant and
           Philip Wm. Colburn ...........................   *

      (ll) Amended and Restated Supplemental Pension
           Benefit Agreement, dated as of December 20,
           1990, between the Registrant and Philip Wm.
           Colburn (filed as Exhibit Number 10(p) to
           Registrant's Form 10-K Annual Report for the
           fiscal year ended December 31, 1990(Commission
           file number 1-6016) and incorporated herein
           by reference) ...............................    -

      (mm) Insured Supplemental Retirement Benefit
           Agreement, dated as of September 4, 1985,
           between the Registrant and Philip Wm. Colburn
           (filed as Exhibit Number 10(l) to Registrant's
           Form 10-K Annual Report for the fiscal year
           ended December 31, 1987 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

      (nn) Split Dollar Insurance Agreement, dated as
           of July 1, 1991, between the Registrant and
           Philip Wm. Colburn (filed as Exhibit Number
           10(u) to Registrant's Form 10-K Annual Report
           for the fiscal year ended December 31, 1992
           (Commission file number 1-6016) and incorporated
           herein by reference) .........................   -

      (oo) Supplemental Pension Benefit Agreement, dated
           as of December 6, 1983, between the Registrant
           and J. Chisholm Lyons (filed as Exhibit Number 10(r) to Registrant's Form 10-K Annual Report
           for the fiscal year ended December 31, 1983
           (Commission file number 1-6016) and
           incorporated herein by reference) ............   -

      (pp) Amendment, dated as of December 20, 1990, of Supplemental Pension Benefit Agreement, dated as of December 6, 1983, between the Registrant
           and J. Chisholm Lyons (filed as Exhibit
           Number 10(s) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31,
           1990 (Commission file number 1-6016) and
           incorporated herein by reference) ............   -

      (qq) Post Employment Consulting Agreement, dated
           as of September 12, 1989, between the
           Registrant and J. Chisholm Lyons (filed
           as Exhibit Number 10(s) to Registrant's
           Form 10-K Annual Report for the fiscal year
           ended December 31, 1989 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

      (rr) Amendment, dated as of December 20, 1990,
           of Post Employment Consulting Agreement,
           dated as of September 12, 1989, between
           the Registrant and J. Chisholm Lyons
           (filed as Exhibit Number 10(u) to
           Registrant's Form 10-K Annual Report
           for the fiscal year ended December 31, 1990
           (Commission file number 1-6016) and
           incorporated herein by reference) ............   -

      (ss) Employment Agreement, dated June 25, 1991,
           between the Registrant and Robert G. Paul
           (filed as Exhibit Number 10(x) to Registrant's
           Form 10-K Annual Report for the fiscal year
           ended December 31, 1991 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

      (tt) Supplemental Target Pension Benefit Agreement,
           dated as of January 1, 1996, between the
           Registrant and Robert G. Paul (filed as
           Exhibit Number (kk) to Registrant's Form
           10-K Annual Report for the fiscal year ended
           December 31, 1995 (Commission file number
           1-6016) and incorporated herein by reference..   -

      (uu) Form of Split Dollar Insurance Agreement,
           dated as of November 1, 1991, entered into
           by the Registrant with certain executive and
           divisional officers (filed as Exhibit Number
           10(bb) to Registrant's Form 10-K Annual Report
           for the fiscal year ended December 31, 1992
           (Commission file number 1-6016) and incorporated
           herein by reference) .........................   -

      (vv) Allen Telecom Inc. Deferred Compensation Plan, effective December 1, 1995 (filed as Exhibit Number 10(mm) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31,
           1995 (Commission file number 1-6016) and
           incorporated herein by reference) ............   -

      (ww) First Amendment to the Allen Telecom Inc.
           Deferred Compensation Plan, dated as of
           February 28, 1997 ............................   *

      (xx) Allen Telecom Inc. Restoration Plan,
           effective January 1, 1996 (filed as
           Exhibit Number 10(nn) to Registrant's
           Form 10-K Annual Report for the fiscal
           year ended December 31, 1995 (Commission
           file number 1-6016) and incorporated
           herein by reference) .........................   -

      (yy) First Amendment to the Allen Telecom Inc.
           Restoration Plan, dated as of February 28,
           1997 .........................................   *

      (zz) Comsearch Division Supplemental Savings
           Plan, effective January 1, 1995 (filed as
           Exhibit Number 10(oo) to Registrant's Form
           10-K Annual Report for the fiscal year
           ended December 31, 1995 (Commission file
           number 1-6016) and incorporated herein by
           reference) ...................................   -

     (aaa) First Amendment to the Comsearch Division
           Supplemental Savings Plan, dated as of
           February 28, 1997 ............................   *

     (bbb) Form of Supplemental Target Pension Benefit
           Agreement, dated as of January 1, 1996,
           entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(pp) to Registrant's Form
           10-K Annual Report for the fiscal year ended
           December 31, 1995 (Commission file number
           1-6016) and incorporated herein by reference)..  -

  (11)     Statement re Computation ofEarnings Per
           Common Share ..............................      *

  (13)     1996 Annual Report to Stockholders** ......      *

  (21)     Subsidiaries of the Registrant ............      *

  (23)     Consent of Independent Accountants ........     17

  (27)     Financial Data Schedule ..................       *

  (99)     Annual Report on Form 11-K of the Allen
           Telecom Inc. Employee Before-Tax Savings Plan
           for the fiscal year ended December 31,
           1996 .......................................     19

  *   Previously filed March 27, 1997

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


___________________________________

  A copy of any of these Exhibits will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.



                                                       Exhibit 23



               CONSENT OF INDEPENDENT ACCOUNTANTS


      We consent to the incorporation by reference in the Registration Statement on Form S-3 (File No. 333-13467) and on the Registration Statements on Form S-8 (File Nos. 33-58951, 33-53499, 33-53487, 33-52420, 33-8658 and 2-99919) and related
Prospectuses of Allen Telecom Inc. of (a) our report dated February 17, 1997 on our audits of the consolidated financial statements of Allen Telecom Inc. as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 1994, which report has been incorporated by reference in this Annual Report on Form 10-K from the 1996 Annual Report to Stockholders of Allen Telecom Inc. (a copy of which is filed as Exhibit 13 to this Report) and appears on page 27 therein, and (b) our report dated February 17, 1997 on our audits of the financial statement schedule for the years ended December 31, 1996, 1995 and 1994 of Allen Telecom Inc., which report appears on page 14 in this Annual Report on Form 10-K. We also consent to the references to our firm in the above-mentioned Prospectuses under the caption "EXPERTS".




                                        COOPERS & LYBRAND L.L.P.





Cleveland, Ohio
March 27, 1997



                                           Exhibit 23 (Continued)


         CONSENTS OF INDEPENDENT ACCOUNTANTS (Continued)


      We consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 33-53487 and 2-99919) and the related Prospectuses of Allen Telecom Inc. of our report dated April 18, 1997 on our audits of the financial statements of the Allen Telecom Inc. Employee Before-Tax Savings Plan, supplemental schedules and fund information, as of December 31, 1996 and 1995 and for the years ended December 1996, and 1995 which report is included in the Annual Report on Form 11-K of the Allen Telecom Inc. Employee Before-Tax Savings Plan, a copy of which is filed as Exhibit Number 99 to this Annual Report on Form 10-K.





                                   Coopers & Lybrand, L.L.P.





Cleveland, Ohio
April 29, 1997