Form 10-Q
period 1997-03-30
ALLEN GROUP INC
filed 1997-05-14
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                       ________________________

                               FORM 10-Q

(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1997

                                  OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from   Not Applicable   to

     Commission file number            1-6016

                         ALLEN TELECOM INC.
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
                                              Outstanding at
     Class of Common Stock                    April 30, 1997

     Par value $1.00 per share                  26,883,554

Exhibit Index is on page 15 of this report.

                          Page 1 of 20 Pages.




                          ALLEN TELECOM INC.

                           TABLE OF CONTENTS


                                                            Page
                                                             No.

PART I.   Financial Information:

          Item 1 - Financial Statements:

               Consolidated Condensed Balance Sheets -
                March 31, 1997 and December 31, 1996          3

               Consolidated Statements of Income -
                Three Months Ended March 31, 1997
                and 1996                                      4

               Consolidated Condensed Statements of
                Cash Flows - Three Months Ended
                March 31, 1997 and 1996                       5

               Notes to Consolidated Condensed
                Financial Statements                        6 - 8

          Item 2 -  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations               9 - 12



PART II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K          13

          Signatures                                         14

          Exhibit Index                                      15





                      PART I - FINANCIAL INFORMATION
                      ITEM I - FINANCIAL STATEMENTS
                           ALLEN TELECOM INC.
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Amounts in Thousands)


                                               March 31,    December 31,
                                                 1997           1996
                                             (Unaudited)
ASSETS:
Current Assets:
      Cash and equivalents                    $ 18,628      $ 23,879
      Accounts receivable (less allowance
         for doubtful accounts of $1,733
         and $1,610, respectively)              98,783        93,409

      Inventories:  Raw materials               37,198        36,869
                    Work in process             20,227        19,256
                    Finished goods              17,406        15,179
                                                74,831        71,304
      Assets of discontinued emissions
         testing business (Note 4)               2,679         3,332
      Other current assets                       7,424         7,256
         Total current assets                  202,345       199,180

   Property, plant and equipment, net           52,365        51,942
   Excess of cost over net assets of
      businesses acquired                       74,591        75,502
   Assets of discontinued emissions testing
      business (Note 4)                         43,808        42,031
   Other assets                                 41,682        41,857
      TOTAL ASSETS                            $414,791      $410,512

LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities
         of long-term obligations             $  3,176      $  5,998
      Accounts payable                          41,088        36,639
      Accrued expenses                          33,771        37,991
      Income taxes payable                      21,553        19,830
      Deferred income taxes                      3,986         4,344
         Total current liabilities             103,574       104,802
   Long-term debt                               48,769        49,957
   Other liabilities and deferred credits       30,779        29,802
      TOTAL LIABILITIES                        183,122       184,561

STOCKHOLDERS' EQUITY
   Common stock, par value $1.00                29,662        29,614
   Paid-in capital                             171,572       170,945
   Retained earnings                            53,768        46,742
   Translation adjustments                      (2,500)         (304)
   Less: Treasury stock (at cost)              (18,023)      (17,932)
         Unearned compensation                  (2,604)       (2,908)
         Minimum pension liability adjustment     (206)         (206)
   TOTAL STOCKHOLDERS' EQUITY                  231,669       225,951
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $414,791      $410,512

See accompanying notes to the Consolidated Condensed Financial Statements.




                          ALLEN TELECOM INC.
                    CONSOLIDATED STATEMENTS OF INCOME
              (Amounts in Thousands, Except Per Share Data)
                               (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                1997          1996
SALES                                         $102,503      $ 84,469

Costs and expenses:
   Cost of sales                               (65,962)      (55,541)
   Selling, general and
      administrative expenses (Note 3)         (14,628)      (13,587)
   Research and development and new
      product engineering costs                 (6,686)       (4,620)

Interest and financing expenses:
   Interest expense                               (806)       (1,045)
   Interest income                                 286           192

Income before income taxes and minority
   interests                                    14,707         9,868

Provision for income taxes                      (6,180)       (4,114)

Income before minority interests                 8,527         5,754

Minority interests                              (1,501)       (1,072)

Income from continuing operations                7,026         4,682

Loss from discontinued centralized
   emissions testing operations (Note 4)             -          (437)

NET INCOME                                    $  7,026      $  4,245

EARNINGS PER COMMON SHARE (Primary
   and Fully Diluted (Note 2))

Income from continuing operations                 $.26          $.18

Loss from discontinued centralized
   emissions testing operations                      -          (.02)

NET INCOME                                        $.26          $.16

Average common and common equivalent
   shares outstanding                           27,030        26,952



See accompanying notes to the Consolidated Condensed Financial Statements.




                           ALLEN TELECOM INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Amounts In Thousands)
                               (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                    1997         1996
Continuing Operations:
Cash provided by operating activities
   of continuing operations                       $  8,529     $  4,145

Cash flows from investing activities:
   Capital expenditures                             (4,375)      (3,776)
   Sales and retirements of fixed assets               901            7
   Capitalized software product costs               (1,549)        (973)
   Sale of investment                                  505            -
   Investment in telecommunications company        ( 5,000)           -
Cash used by investing activities                  ( 9,518)      (4,742)

Cash flows from financing activities:
   Net proceeds (repayments) of long-term debt      (2,614)       7,393
   Exercise of stock options                           145           23
   Treasury stock sold to employee
      benefit plans                                    437          421
Cash provided (used) by financing activities        (2,032)       7,837

Discontinued Operations:
Net cash used by discontinued centralized
   emissions testing operations                     (1,274)      (1,639)

Net cash generated (used)                           (4,295)       5,601

Effect of exchange rate changes on cash               (956)           -

Cash at beginning of year                           23,879       15,706
Cash at end of period                             $ 18,628     $ 21,307

Supplemental cash flow data:
   Depreciation and amortization included
      in "Cash provided by operating
      activities of continuing operations"        $ 4,996      $  4,767

   Cash paid during the period for:
      Interest paid                                 1,028         1,607
      Interest capitalized                              -            93
      Income taxes (refunded) paid                  1,379        (1,605)



See accompanying notes to the Consolidated Condensed Financial Statements.



                           ALLEN TELECOM INC.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


1.  General:
    In the opinion of management of Allen Telecom Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1996 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 method of presentation.

2.  Earnings Per Common Share:
    The earnings per common share calculations are based on the weighted average number of common shares outstanding during each period. The calculations also include, if dilutive, the incremental common shares issuable on a proforma basis upon assumed exercise of employee stock options. Such incremental common shares assume that the proceeds are used to purchase shares at the average market price during the period, for primary earnings per share, or at the period-end market price, if higher, for fully diluted earnings per share. The calculation of fully diluted earnings per common share resulted in no reportable dilution for the periods presented.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement revises the standards for computing and presenting earnings per share ("EPS"), and will be effective for periods ending after December 15, 1997 (the statement prohibits earlier adoption). The Company will implement the standard during the fourth quarter of 1997, at which time all prior annual and interim period EPS data will be restated. The Company has determined that, once adopted, there will be no material impact on the three-month periods ended March 31, 1997 and 1996.

3.  Sale of Investment:
    In the first quarter of 1997, the Company sold all of its minority ownership interest in Columbia Spectrum Management, L.P., to P-Com Inc. for cash and stock, resulting in a pre-tax gain of $1,525,000, or $.03 per common share after related tax effects.

4.  Discontinued Operations:
    In 1996, the Company decided that it would exit the centralized automotive emissions testing business. The Company has presented this business as a discontinued operation in the Consolidated
    Condensed Statements of Income.

    On August 26, 1996, as amended January 15, 1997, the Company's subsidiary, MARTA Technologies, Inc. ("MARTA"), which operates the centralized automotive emissions testing product line, entered into a contract to transfer its Cincinnati, Ohio program to Envirotest Systems Corp. ("Envirotest"). The Jacksonville, Florida program is also subject to ongoing contract provisions with Envirotest under which that program may also be sold, under certain circumstances. The agreement has not, as yet, been consummated. In the event the agreement is not consummated, the Company will continue to endeavor to sell MARTA's operating programs, or operate them until the termination of the respective contracts, and will not bid upon, or seek, new emissions testing programs.

    As previously reported, MARTA's El Paso, Texas program was officially terminated in January 1996. MARTA has filed a claim with the State of Texas and is proceeding with the settlement provisions set forth in the contract with the state. In this connection, on April 17, 1997 an emergency appropriation bill (SB 1898) was passed by the Texas legislature's House Appropriation Committee with a recommendation for an $11 million appropriation for MARTA and, in addition, for MARTA to retain any proceeds from the sale of the program assets. The bill remains subject to consideration by the full House of the Texas legislature and subsequent approval and signature of the Governor. In this connection, the Company has assumed a minimum recovery level limited to the amount of loss otherwise recognizable from the disposal. At this time it is not possible to predict the ultimate outcome of the process, or the timing of receipt of funds related thereto which, as indicated, remain subject to appropriation by the State of Texas.

    Discontinued operations include management's best estimate, based, in part, on the aforementioned proposed sale transaction, of the loss from the disposal of the emissions testing business. Actual results could differ from these estimates and are dependent upon final determination of the contract terms of the sale to Envirotest and resolution of claims against the State of Ohio. In addition, the proposed claims and settlements with the States of Texas and Kentucky could differ in the near term from the recorded net asset values. In this regard, MARTA's claims are for amounts in excess of the carrying value of the assets (representing costs incurred and expensed both prior to and subsequent to termination of the programs) but remain subject to continuing negotiations and the appropriation of funds by the States.

5.  Subsequent Event:
    On April 17, 1997, the Company acquired 62% of the stock of Telia S.A., for a purchase price comprised of 80% cash and 20% in the form of 28,375 shares of the Company's common stock. This transaction will be recorded under the purchase method of accounting. Telia, located in France, is a manufacturer of highly linear power amplifiers for the wireless communications industry with sales in excess of $5 million. The remaining shares of Telia, which are held by senior Telia management, are subject to put and call options, which provide for a purchase price based upon future operating results.


                          ALLEN TELECOM INC.
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
Summary:
    For the three months ended March 31, 1997 and 1996, Allen Telecom Inc. ("the Company") reported income from continuing operations of $7.0 million, or $.26 per common share, and $4.7 million, or $.18 per common share, respectively. The increase in earnings is due to higher sales in the amount of $102.5 million as compared with $84.5 million in the comparable 1996 period. The first quarter 1997 also includes a gain from the sale of all of the Company's minority ownership interest in Columbia Spectrum Management, L.P. (for cash and stock) in the pre-tax amount of $1.5 million, or $.03 per common share after related tax effects.

Sales:
    Sales in the first quarter 1997 increased 21% over the comparable 1996 quarter. During the first quarter of 1997, sales in each of the Company's four product lines increased over the 1996 period. Further, sales to the emerging Personal Communication Systems ("PCS") markets increased to 15% of total sales as compared with 9% in the comparable 1996 period. This growth was particularly evident in sales of system test and measurement products to PCS customers. The Company also continued to see growth in the European based site management products portion of its business.

Operations:
    Gross profit margins were 35.6% in the first quarter of 1997 as compared with 34.2% in the comparable 1996 period. The higher margin in 1997 is due to the aforementioned increase in sales of system test and measurement products as well as improved margins relating to the antenna and frequency planning and systems design product lines. These improved margins were offset, in part, by lower margins (due to increased price pressure) on European based site management and system products.

    Selling, general and administrative expenses (excluding the aforementioned gain from the sale of an investment), were 15.7% and 16.1% of sales for the first quarters of 1997 and 1996, respectively. The lower percentage in the current period reflects the spreading of fixed costs on higher sales and are within normal operating ranges.

    Research and development and product engineering costs increased $2.1 million in the first quarter 1997 as compared with the 1996 period. Such costs were 6.5% and 5.5% of sales for the first quarter 1997 and 1996, respectively, and reflect the ongoing trend experienced by the Company in recent years.

Interest and Financing Expenses:
    The lower net interest cost in the 1997 period when compared with the comparable 1996 period primarily reflects lower net financing costs of the Company's European operations. These operations continue to generate cash from profitable operations in excess of current operating needs, including, in particular, the delayed payment of estimated income taxes as allowable under local tax regulations (see also Liquidity and Capital Resources below).

Provision For Income Taxes:
    The Company's effective tax rate on continuing operations approximated 42% for each period presented. These rates reflect the higher proportion of foreign income taxed at higher rates than in the U.S.

Minority Interest:
    The increase in minority interest in the first quarter of 1997, as compared with the 1996 period, is due to the related earnings growth of the Company's minority owned European subsidiaries.

Discontinued Operations:
    In 1996, the Company decided to exit the centralized automotive emissions testing business operated by its MARTA Technologies, Inc. ("MARTA") subsidiary. On August 26, 1996, as amended January 15, 1997, MARTA entered into a contract to transfer its Cincinnati, Ohio testing program to Envirotest Systems Corp. The Jacksonville, Florida program is also subject to ongoing contract provisions with Envirotest under which that program may also be sold, under certain circumstances. This contract has not, as yet, been consummated. The transaction has been delayed pending clarification from Ohio on the type of program to be implemented when the program is re-started. The Cincinnati program is currently not operating pending the sale.

    In regard to the Company's claim against the State of Texas for compensation in connection with the discontinuance of the El Paso, Texas centralized emissions test program, on April 17, 1997, an emergency appropriations bill (SB 1898) was passed by the Texas legislature's House Appropriation Committee with a recommendation for an $11 million appropriation for MARTA and, in addition, for MARTA to retain any proceeds from the sale of the program assets. The bill remains subject to consideration by the full House of the Texas legislature and subsequent approval and signature of the Governor. In this connection, the Company has assumed a minimum recovery level limited to the amount of loss otherwise recognizable from the disposal. At this time, it is not possible to predict the ultimate outcome of the process, or the timing of receipt of funds which, as indicated, remain subject to appropriation by the State of Texas. (See also Note 4 to the Consolidated Condensed Financial Statements).

Liquidity and Capital Resources:
    As set forth in the Consolidated Condensed Statement of Cash Flows, the Company generated $8.5 million in cash from operating activities of continuing operations for the three months ended March 31, 1997 as compared with a cash generation of $4.1 million for the comparable 1996 period. The increase in cash flow is due principally to higher earnings.

    The Company continues to use internally generated cash to fund its domestic operations and investing activities. At March 31, 1997, cash and equivalents totalled $18.6 million, most of which are held by the Company's European subsidiaries. These European subsidiaries will be making substantial estimated and actual income tax payments in 1997 for which such cash balances will be utilized along with, if necessary, locally available lines of credit. At March 31, 1997, the Company also had available unused lines of credit in the amount of approximately $82 million.

    As previously communicated, in 1996, the Company entered into an agreement to make an equity investment of $5 million in Nextwave Telecom Inc. and whereby Nextwave agreed to purchase $50 million of equipment and services over a five-year period from the Company. In connection with this agreement, the Company agreed to provide secured product financing to Nextwave in an amount up to $50 million. At March 31, 1997, the Company had outstanding approximately $2.0 million in short-term and long-term receivables in addition to its initial equity investment. Although there is some uncertainty about the possible long-term funding of certain "C Block" PCS companies, the Company believes, at this time, that there has been no impairment in the aggregate carrying value of its investment in Nextwave. In early 1997, the U.S. Government suspended interest payments on license fees due from certain companies, including Nextwave, who were awarded telecommunication licenses under a competitive auction bid process.

    Statements included in this From 10-Q which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The amount of the charges to discontinued operations with respect to MARTA will depend on a number of factors, including the outcome of MARTA's negotiations with Envirotest and state representatives and the final determination of the net realizable values of assets. Further, the recovery of the Company's investment in and receivables from Nextwave may be dependent upon Nextwave securing adequate additional financing and the subsequent installation and operation of its telecommunication systems. The Company's Annual Report on Form 10-K contains certain other detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.



                      PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        (10)   Material Contracts - Amendment to Restricted
               Stock Agreements pursuant to 1992 Stock Plan, dated April 25, 1997.

        (11) Statement re computation of earnings per common share.

        (27)   Financial Data Schedule.


    (b) Reports on Form 8-K

        None



                              SIGNATURES








    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Allen Telecom Inc.
                                             (Registrant)






Date:  May 14, 1997                By:   /s/ Robert A. Youdelman
                                           Robert A. Youdelman
                                         Executive Vice President
                                         (Chief Financial Officer)





Date:  May 14, 1997                By:   /s/ James L. LePorte, III
                                             James L. LePorte, III
                                        Vice President, Treasurer
                                              and Controller
                                        (Principal Accounting Officer)




                          ALLEN TELECOM INC.
                             EXHIBIT INDEX

                                                                   Page
    Exhibit Number:

         (10)  Material Contracts - Amendment to Restricted
               Stock Agreements pursuant to 1992 Stock Plan
               dated April 25, 1997 . . . . . . . . . . . . . .   16-18

         (11)  Statement re computation of earnings per common
               share. . . . . . . . . . . . . . . . . . . . . . .    19

         (27)  Financial Data Schedule. . . . . . . . . . . . . .    20





                                                       EXHIBIT 10


            AMENDMENT TO RESTRICTED STOCK AGREEMENTS
                   PURSUANT TO 1992 STOCK PLAN
                   (Salary Increase Deferral)


       RESOLVED, that the Agreements dated April 28, 1992, between the Corporation and each of Robert G. Paul, Robert A. Youdelman, James L. LePorte, III, Ed Cohen, Erik van der Kaay and Frank Hyson; be amended by deleting Section 3(c) in its entirety and inserting therefor the following:

         "(c)  As soon as practicable after the
       restrictions with respect to any installment of Restricted Shares lapse (i) at the end of the period applicable to such installment set forth in paragraph 3(a) above (the "Restriction Period") or
       (ii) pursuant to paragraphs 3(b) or 5 hereof, the Company will deliver to the Employee, or the Employee's legal representative in case of the Employee's death, promptly after surrender of the Employee's certificate(s) for the Restricted Shares to the Treasurer of the Company, the certificate or certificates for such shares free of any legend or further restrictions together with a new certificate representing any remaining Restricted Shares. It shall be a condition to the obligation of the Company to issue or transfer shares of Common Stock upon the lapse of restrictions with respect to any installment of Restricted Shares that the Employee
       (or any person entitled to act under this paragraph
       3(c)) pay to the Company, or elect to relinquish to the Company a portion of such Restricted Shares equal in value to, such amount as may be required by the Company for the purpose of satisfying its liability to withhold federal, state, local or foreign income or other taxes by reason of such issuance or transfer. If the amount required is not paid or authorized to be relinquished and withheld from such Restricted Shares, the Company may refuse to issue or transfer shares of Common Stock.
       Furthermore, the Employee (or any person entitled to act under this paragraph 3(c)) may likewise elect to relinquish to the Company an additional portion of such Restricted Shares up to an amount equal in value to the estimated amount of federal, state, local or foreign income or other taxes to be paid in connection with the lapsing of restrictions on such Restricted Shares with respect to which withholding by the Company is not required based on the Employee's estimated maximum marginal tax rates;
       provided, however, that the maximum number of Shares that may be withheld shall not exceed 47 percent of such Restricted Shares. The Company shall pay to the governmental entities designated by the Employee
       (or any person entitled to act under this paragraph
       3(c)) the amounts designated by such Employee (or any person entitled to act under this paragraph
       3(c)) pursuant to this paragraph 3(c)."

       FURTHER RESOLVED, that the Agreements dated November 30, 1993, between the Corporation and each of Peter Mailandt, Michael Morin, John Burk, McDara P. Folan, III, and Alan Amira; the Agreement dated September 23, 1994, between the Corporation and John P. Kepple; and the Agreement dated October 12, 1995, between the Corporation and Christopher H. Morton, be amended by deleting
Section 3(d) in its entirety and inserting therefor the following:

         "(d)  As soon as practicable after the
       restrictions with respect to any installment of Restricted Shares lapse (i) at the end of the period applicable to such installment set forth in paragraph 3(a) above (the "Restriction Period") or
       (ii) pursuant to paragraphs 3(b) or 5 hereof, the Company will deliver to the Employee, or the Employee's legal representative in case of the Employee's death, promptly after surrender of the Employee's certificate(s) for the Restricted Shares to the Treasurer of the Company, the certificate or certificates for such shares free of any legend or further restrictions together with a new certificate representing any remaining Restricted Shares. It shall be a condition to the obligation of the Company to issue or transfer shares of Common Stock upon the lapse of restrictions with respect to any installment of Restricted Shares that the Employee
       (or any person entitled to act under this paragraph
       3(d)) pay to the Company, or elect to relinquish to the Company a portion of such Restricted Shares equal in value to, such amount as may be required by the Company for the purpose of satisfying its liability to withhold federal, state, local or foreign income or other taxes by reason of such issuance or transfer. If the amount required is not paid or authorized to be relinquished and withheld from such Restricted Shares, the Company may refuse to issue or transfer shares of Common Stock.
       Furthermore, the Employee (or any person entitled to act under this paragraph 3(d)) may likewise elect to relinquish to the Company an additional portion of such Restricted Shares up to an amount equal in value to the estimated amount of federal, state, local or foreign income or other taxes to be paid in connection with the lapsing of restrictions on such Restricted Shares with respect to which withholding by the Company is not required based on the Employee's estimated maximum marginal tax rates;
       provided, however, that the maximum number of Shares that may be withheld shall not exceed 47 percent of such Restricted Shares. The Company shall pay to the governmental entities designated by the Employee
       (or any person entitled to act under this paragraph
       3(d)) the amounts designated by such Employee (or any person entitled to act under this paragraph
       3(d)) pursuant to this paragraph 3(d)."

       FURTHER RESOLVED, that the officers of the Corporation, and each of them, hereby are authorized to do and perform any and all acts and to execute and deliver any and all documents, amendments, agreements or other instruments as they may deem necessary or advisable to effectuate the foregoing resolutions, and any actions taken by the officers of the Corporation, or any of them, in furtherance of the foregoing resolutions are hereby ratified and confirmed as the actions of the Corporation.



                                                             EXHIBIT 11

                          ALLEN TELECOM INC.
                    EARNINGS PER COMMON SHARE DATA
                        (Amounts in Thousands)
                              (Unaudited)


Net income and common shares used in the calculations of earnings per common share were computed as follows:

                                                 Three Months
                                                     Ended
                                                   March 31,
                                                1997       1996
Income:

Net income applicable to common
    stock - primary and fully diluted          $ 7,026    $ 4,245


Common Shares:

    Weighted average outstanding
        common shares                          26,653      26,384

    Dilutive common stock options                 377         568

        Common shares - primary                27,030      26,952

    Additional common shares issuable
        for stock options                          30           3

        Common shares - fully diluted          27,060      26,955


The calculation of fully diluted earnings per common share is submitted in accordance with Regulation S-K Item 601(b)(11) although not required for income statement presentation because it results in dilution of less than 3 percent.





                              EXHIBIT 27
                        FINANCIAL DATA SCHEDULE



[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-END]                               MAR-31-1997
[CASH]                                          18,628
[SECURITIES]                                         0
[RECEIVABLES]                                  100,393
[ALLOWANCES]                                   (1,610)
[INVENTORY]                                     74,831
[CURRENT-ASSETS]                               202,345
[PP&E]                                          84,338
[DEPRECIATION]                                (31,973)
[TOTAL-ASSETS]                                 414,791
[CURRENT-LIABILITIES]                          103,574
[BONDS]                                         48,769
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        29,662
[OTHER-SE]                                     202,007
[TOTAL-LIABILITY-AND-EQUITY]                   414,791
[SALES]                                        102,503
[TOTAL-REVENUES]                               102,503
[CGS]                                         (65,962)
[TOTAL-COSTS]                                 (65,962)
[OTHER-EXPENSES]                              (21,314)
[LOSS-PROVISION]                                 (131)
[INTEREST-EXPENSE]                                 520
[INCOME-PRETAX]                                 14,707
[INCOME-TAX]                                   (6,180)
[INCOME-CONTINUING]                            (7,026)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     7,026
[EPS-PRIMARY]                                      .26
[EPS-DILUTED]                                      .26