Form 10-Q
period 1997-06-30
ALLEN TELECOM INC
filed 1997-08-13
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------
                                    FORM 10-Q
(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1997

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from  Not Applicable  to   __________________

         Commission file number         1-6016

                               ALLEN TELECOM INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

 Delaware                                            38-0290950
--------------------------------------------------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

25101 Chagrin Boulevard, Suite 350, Beachwood, Ohio              44122
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

(Registrant's Telephone Number, Including Area Code)           216-765-5818
                                                               ------------
                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes  X    No
                                                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              Outstanding at
         Class of Common Stock                                July 31, 1997
         ---------------------                                -------------

         Par value $1.00 per share                            27,189,244
                                                              ----------

Exhibit Index is on page 17 of this report.

                               Page 1 of 19 Pages.

                               ALLEN TELECOM INC.
                               ------------------

                                TABLE OF CONTENTS
                                -----------------



                                                                                  Page
                                                                                  No.
                                                                            -----------------
Part  I.    Financial Information:

            Item 1 -    Financial Statements:

                    Consolidated Condensed Balance Sheets -
                        June 30, 1997 and December 31, 1996                          3

                    Consolidated Statements of Income -
                        Three Months and Six Months Ended June 30, 1997
                        and 1996                                                     4

                    Consolidated Condensed Statements of
                        Cash Flows - Six Months Ended
                        June 30, 1997 and 1996                                       5

                    Notes to Consolidated Condensed
                        Financial Statements                                       6 - 8

            Item 2 -    Management's Discussion and
                        Analysis of Financial Condition
                        and Results of Operations                                  9 - 13


Part II.    Other Information:

            Item 4 - Submission of Matters to a Vote of Security Holders             14

            Item 6 - Exhibits and Reports on Form 8-K                                15

            Signatures                                                               16

            Exhibit Index                                                            17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM I - FINANCIAL STATEMENTS
                          -----------------------------
                               ALLEN TELECOM INC.
                               ------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in Thousands)


                                                                         June 30,    December 31,
                                                                           1997         1996
                                                                     --------------  -----------
                                                                        (Unaudited)
ASSETS:
   Current Assets:
     Cash and equivalents                                                 $  22,586    $  23,879
     Accounts receivable (less allowance for doubtful
        accounts of $1,680; and $1,610, respectively)                       105,235       93,409

     Inventories:     Raw Materials                                          41,163       36,869
                      Work in process                                        24,013       19,256
                      Finished Goods                                         15,990       15,179
                                                                          ---------    ---------
                                                                             81,166       71,304
     Assets of discontinued emissions testing business (Note 5)                 971        3,332
     Other current assets                                                     6,883        7,256
                                                                          ---------    ---------
             Total current assets                                           216,841      199,180

     Property, plant and equipment, net                                      55,723       51,942
     Excess of cost over net assets of businesses acquired (Note 4)          92,095       75,502
     Assets of discontinued emissions testing business (Note 5)              45,482       42,031
     Other Assets (Note 3)                                                   61,138       41,857
                                                                          ---------    ---------
         TOTAL ASSETS                                                     $ 471,279    $ 410,512
                                                                          =========    =========
LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities of long-term                   $   6,426    $   5,998
         obligations
      Accounts payable                                                       44,992       36,639
      Accrued expenses                                                       33,914       37,991
      Income taxes payable                                                   24,447       19,830
      Deferred income taxes                                                   3,193        4,344
                                                                          ---------    ---------
            Total current liabilities                                       112,972      104,802
    Long-term debt                                                           78,376       49,957
    Other liabilities and deferred credits                                   26,348       29,802
                                                                          ---------    ---------
         TOTAL LIABILITIES                                                  217,696      184,561
                                                                          ---------    ---------

STOCKHOLDERS' EQUITY
      Common Stock, par value $1.00                                          29,663       29,614
      Paid-in capital                                                       178,074      170,945
      Retained earnings                                                      60,503       46,742
      Translation adjustments                                                (4,255)        (304)
      Unrealized appreciation on investment securities (Note 3)               9,296         --
      Less: Treasury stock (at cost)                                        (16,992)     (17,932)
                Unearned compensation                                        (2,500)      (2,908)
                Minimum pension liability adjustment                           (206)        (206)
                                                                          ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                                         253,583      225,951
                                                                          ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                          $ 471,279    $ 410,512
                                                                          =========    =========

See accompanying notes to the Consolidated Condensed Financial Statements.

                                         Allen Telecom Inc.
                                         ------------------
                                  Consolidated Statements of Income
                                  ---------------------------------
                            (Amounts in Thousands, Except Per Share Data)
                                             (Unaudited)



                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                      ---------------------   ---------------------
                                                         1997        1996       1997        1996
                                                      ---------   ---------   ---------   ---------

SALES                                                 $ 108,859   $  88,459   $ 211,362   $ 172,928
                                                      ---------   ---------   ---------   ---------

Costs and expenses:
   Cost of sales                                        (70,677)    (56,900)   (136,639)   (112,441)

   Selling, general and
     administrative expenses (Note 3)                   (16,166)    (14,166)    (30,794)    (27,753)
   Research and development and
     product engineering costs                           (7,611)     (5,139)    (14,297)     (9,759)

Interest and financing expenses:
    Interest expense                                       (926)       (870)     (1,732)     (1,915)
    Interest income                                         177         127         463         319
                                                      ---------   ---------   ---------   ---------

Income before taxes and
    minority interests                                   13,656      11,511      28,363      21,379

Provision for income taxes                               (5,120)     (4,667)    (11,300)     (8,781)
                                                      ---------   ---------   ---------   ---------

Income before minority
    interests                                             8,536       6,844      17,063      12,598

Minority interests                                       (1,802)     (1,142)     (3,303)     (2,214)
                                                      ---------   ---------   ---------   ---------

INCOME FROM CONTINUING
   OPERATIONS                                             6,734       5,702      13,760      10,384

Loss from discontinued centralized
   emissions testing operations                            --          (565)       --        (1,002)
                                                      ---------   ---------   ---------   ---------

NET INCOME                                            $   6,734   $   5,137   $  13,760   $   9,382
                                                      =========   =========   =========   =========

EARNINGS PER COMMON SHARE
(Primary and Fully Diluted (Note 2)

Income from Continuing Operations                     $     .25   $     .21   $     .51   $     .39

Loss from discontinued centralized
   emissions testing operations                            --          (.02)       --          (.04)
                                                      =========   =========   =========   =========

NET INCOME                                            $     .25   $     .19   $     .51   $     .35
                                                      =========   =========   =========   =========

 Average common and common
    equivalent shares outstanding                        27,221      27,198      27,126      27,075
                                                      =========   =========   =========   =========

See accompanying notes to the Consolidated Condensed Financial Statements.


                                                ALLEN TELECOM INC.
                                                ------------------
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------
                                              (Amounts in Thousands)
                                                    (Unaudited)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                      -----------------------------------
                                                                           1997                  1996
                                                                      ---------------       -------------
CONTINUING OPERATIONS:
Cash provided by operating activities of continuing operations               $ 13,192            $ 17,709
                                                                             --------            --------

Cash flows from investing activities:
    Capital expenditures                                                      (11,465)             (8,585)
    Sales and retirements of fixed assets                                         919                  38
    Capitalized software product costs                                         (2,867)             (2,199)
    Sale of investment                                                            505                --
    Investment in telecommunications companies                                (30,989)            (11,094)
                                                                             --------            --------
    Cash (used) by investing activities                                       (43,897)            (21,840)
                                                                             --------            --------

Cash flows from financing activities:
    Net proceeds of long-term debt                                             30,828               3,227
    Exercise of stock options                                                     243                 199
    Treasury stock sold to employee benefit plans                                 897                 833
                                                                             --------            --------
    Cash generated by financing activities                                     31,968               4,259
                                                                             --------            --------

DISCONTINUED OPERATIONS:
Net cash used by discontinued centralized
     emissions testing operations                                                (700)             (4,127)
                                                                             --------            --------

Net cash generated (used)                                                         563              (3,999)
Effect of exchange rate changes on cash                                        (1,856)               --
Cash and equivalents at beginning of year                                      23,879              15,706
                                                                             --------            --------
Cash and equivalents at end of period                                        $ 22,586            $ 11,707
                                                                             ========            ========

Supplemental cash flow data:
      Depreciation and amortization included in "Cash provided
            by operating activities of continuing operations"                $ 10,154            $  9,612

     Cash paid during the period for:
            Interest paid                                                       1,412               2,255
            Interest capitalized                                                  110                --
            Income taxes paid                                                   3,813                 656

See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC,
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1.       General:
         --------
         In the opinion of management of Allen Telecom Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations and its cash flows for the periods ended June 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1996 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 method of presentation.

2.       Earnings Per Common Share:
         --------------------------
         The earnings per common share calculations are based on the weighted average number of common shares outstanding during each period. The calculations also include, if dilutive, the incremental common shares issuable on a pro forma basis upon assumed exercise of employee stock options. Such incremental common shares assume that the proceeds are used to purchase shares at the average market price during the period, for primary earnings per share, or at the period-end market price, if higher, for fully diluted earnings per share. The calculation of fully diluted earnings per common share resulted in no reportable dilution for the periods presented.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement revises the standards for computing and presenting earnings per share ("EPS"), and will be effective for periods ending after December 15, 1997 (the statement prohibits earlier adoption). The Company will implement the standard during the fourth quarter of 1997, at which time all prior annual and interim period EPS data will be restated. The Company has determined that, once adopted, there will be no material impact on the three-month and six-month periods ended June 30, 1997 and 1996.

3.       Investments in Telecommunication Companies
         ------------------------------------------

         In the first quarter of 1997, the Company realized a before-tax gain on the sale of the Company's partial ownership investment in Columbia Spectrum Management, L.P., in the amount of $1,525,000, or $.03 per common share after related tax effects. This gain is included in selling, general, and administrative expenses.

                               ALLEN TELECOM INC,
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Continued)
                                   (Unaudited)

         The Company owns common stock and warrants in RF Micro Devices, Inc. which completed an initial public offering of its common stock on June 3, 1997. The Company's investment is currently subject to certain trading restrictions. At June 30, 1997, the investment value has been increased to the market value at that date of approximately $19,300,000 (included in "Other assets"). The Company has 954,278 common shares and 36,412 warrants classified as available-for-sale at June 30, 1997. The common shares have an aggregate fair value of $18,250,567 and a cost basis of $2,778,333 resulting in an unrealized holding gain of $15,472,234. The warrants held as available-for-sale have an aggregate fair value of $696,380 and an unrealized holding gain of $555,352. Unrealized appreciation in the amount of $9,296,000, after related income tax effect, is included in Stockholders' Equity as "unrealized appreciation on investment securities" as it is the Company's intent to treat the securities classified as available-for-sale as a long-term investment.

4.       Purchase of Minority Interest
         -----------------------------

         On June 4, 1997, the Company acquired the outstanding 20% minority interest in FOR.E.M. S.p.A. ("FOREM"), and now owns 100% of FOREM. FOREM is a leading manufacturer of filters, combiners, and tower mount amplifiers for GSM cellular and DCS 1800 wireless communications systems. This acquisition also increases the effective ownership of FOREM's 62% owned subsidiary, Mikom GmbH. The final purchase price (in the form of cash and/or common stock of the Company) is contingent upon the net income of FOREM's 1997 fiscal year. In a series of transactions, the Company has paid $21,680,000 in cash and 261,014 shares of the Company's common stock with an aggregate value of approximately $6,000,000, and expects to make additional payments in September 1997 and January 1998. This purchase is the principal reason for the increase in the "Excess of cost over net assets of businesses acquired" in the Consolidated Condensed Balance Sheet.

5.       Discontinued Operations
         -----------------------

         In 1996, the Company decided to exit the centralized automotive emissions testing business operated by its MARTA Technologies, Inc. ("MARTA") subsidiary and has presented such operations as "Discontinued Operations" in the Consolidated Statements of Income.

         On May 27, 1997, the Company announced that MARTA and Envirotest Systems Corp. ("Envirotest") had jointly decided to terminate the agreement of sale between MARTA and Envirotest, which provided for the transfer of MARTA's centralized emissions testing program for the Cincinnati region of Ohio to Envirotest. Due to uncertainty of legislative and administrative actions in defining the future direction and economics of the program and other contractual matters, the parties were unable to reach agreement on the financial and other terms of the transaction.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Continued)
                                   (Unaudited)

         As a result of the termination of the agreement of sale, MARTA has entered into discussions with the Ohio Environmental Protection Agency regarding the reopening of the Cincinnati, Ohio program. Additionally, on August 1, 1997, the State of Maryland notified MARTA that it was exercising the first of the two one-year renewal options as contained in the original contract. This renewal option extends the program through April 30, 1999. These developments do not change the Company's strategy of focusing its future solely on the wireless communications industry. MARTA will continue to operate its programs and fulfill its contractual commitments pending any disposition.

         With respect to the Company's claim against the State of Texas for compensation in connection with the discontinuance of the El Paso, Texas centralized emissions test program, on August 11, 1997, the Company received $11 million in settlement of its claims against the State. In addition, MARTA will retain any proceeds from the sale of the program assets.

                               ALLEN TELECOM INC.
                               ------------------
                      ITEM 2 - MANAGEMENT'S DISCUSSION AND
                      ------------------------------------
                       ANALYSIS OF FINANCIAL CONDITION AND
                       -----------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


RESULTS OF OPERATIONS
---------------------

Summary:
--------
For the three months ended June 30, 1997 and 1996, Allen Telecom Inc. ("the Company") reported income from continuing operations of $6.7 million, or $.25 per common share, and $5.7 million, or $.21 per common share, respectively. For the six months ended June 30, 1997 and 1996, the Company reported income from continuing operations of $13.8 million, or $.51 per common share, and $10.4 million, or $.39 per common share, respectively.

The increase in earnings for the three and six-month periods ending June 30, 1997 is due primarily to higher sales of $108.9 million and $211.4 million, as compared with $88.5 million and $172.9 million in the comparable 1996 periods. In the first quarter of 1997, the Company realized a before-tax gain on the sale of the Company's partial ownership interest in Columbia Spectrum Management, L.P., in the pre-tax amount of $1.5 million, or $.03 per common share after related tax effects. This gain is included in selling, general and administrative expenses.

Sales:
------
Sales for the second quarter and six-month period ended June 30, 1997 increased 23% and 22%, respectively, over the comparable 1996 periods. In the second quarter, sales in each of the Company's three equipment product lines increased over the 1996 second quarter, with the largest increase coming from a continued increase in European market penetration in the site management product line. The Company's engineering services business, which predominantly is a supplier of services and software to the domestic wireless markets, recorded a small reduction in sales during the second quarter compared to the prior year.

For the six-month period, the Company reported sales increases in each of its four product lines. Sales to the emerging Personal Communications Systems ("PCS") markets increased to 13% of sales as compared with 10% in the prior year period. This growth was most evident in sales of system test and measurement products, and PCS sales for the first six months of 1997 increased in each product line as compared with the first six months of 1996. As noted above, the Company also continued to see significant sales growth in its European based businesses.

Operations:
-----------
Gross profit margins were 35.1% in the second quarter of 1997 as compared with 35.7% in the comparable 1996 period. The decrease is due primarily to the slight decrease in sales in the Company's engineering services business with no corresponding reduction in direct labor costs, offset, in part, by improved margins in the Company's domestic site management product line.

                               ALLEN TELECOM INC.
                               ------------------
                      ITEM 2 - MANAGEMENT'S DISCUSSION AND
                      ------------------------------------
                       ANALYSIS OF FINANCIAL CONDITION AND
                       -----------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
                                   (Continued)

For the six-month period ended June 30, 1997 and 1996, gross profit margins were 35.4% and 35.0%, respectively. The small increase in 1997 is due primarily to the increased sales of system test and measurement products along with continued sales growth in the Company's European based businesses, offset, in part, by the aforementioned lower sales and margins in the Company's engineering services business.

Selling, general and administrative expenses (excluding the aforementioned gain from the sale of an investment), were 14.9% and 16.0% for the second quarter 1997 and 1996, respectively, and 15.3% and 16.0% for the six-month periods ended June 30, 1997 and 1996, respectively. The lower percentages in the current periods reflect the spreading of fixed costs on higher sales and are within normal operating ranges.

Research and development and product engineering costs increased $2.5 million and $4.5 million in the three and six months ended June 30, 1997 as compared with the comparable 1996 periods. Such costs were 7.0% and 5.8% of sales for the second quarter 1997 and 1996, respectively, and 6.8% and 5.6% of sales for the six months ended June 30, 1997 and 1996, respectively. These increases are indicative of the ongoing trend experienced by the Company in recent years.

Interest and Financing Expenses:
--------------------------------
Net interest cost for the second quarter of 1997 was flat in comparison with the second quarter of the prior year due to the lower net financing cost of the Company's cash generating operations, offset by higher interest costs incurred to finance investments in telecommunications companies (see also Liquidity and Capital Resources below).

The lower net interest cost for the six months of 1997 compared with the comparable 1996 period reflects the lower net financing costs of the Company's European operations. These operations continue to generate cash from profitable operations in excess of current operating needs including, in particular, the delayed payment of estimated income taxes as allowable under local tax regulations (see also Liquidity and Capital Resources below). These operations anticipate the payment of substantial estimated and actual taxes later in 1997 utilizing available cash investments and local lines of credit, if necessary.

Provision For Income Taxes:
---------------------------
The Company's effective tax rate on continuing operations approximated 37.5% and 40.5% for the second quarter 1997 and 1996 periods, and 39.8% and 41%, respectively, for the 1997 and 1996 year-to-date periods.

                               ALLEN TELECOM INC.
                               ------------------
                      ITEM 2 - MANAGEMENT'S DISCUSSION AND
                      ------------------------------------
                       ANALYSIS OF FINANCIAL CONDITION AND
                       -----------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
                                   (Continued)

Minority Interest:
------------------
The increase in minority interest in the second quarter and six months of 1997, as compared with the 1996 periods, is due to the related earnings growth of the Company's minority owned European subsidiaries. As discussed in "Liquidity and Capital Resources" below, future results of operations will no longer include minority interest expense relating to FOR.E.M. S.p.A. ("FOREM"), as a result of the acquisition of the previously outstanding 20% minority interest in FOREM. However, the Company will continue to record minority interest expense with respect to FOREM's 62% owned subsidiary, Mikom GmbH as well as other companies.

Discontinued Operations:
------------------------
In 1996, the Company decided to exit the centralized automotive emissions testing business operated by its MARTA Technologies, Inc. ("MARTA") subsidiary and has presented such operations as "Discontinued Operations" in the Consolidated Statements of Income. On May 27, 1997, the Company announced that MARTA and Envirotest Systems Corp. ("Envirotest") had jointly decided to terminate the agreement of sale between MARTA and Envirotest, providing for the transfer of MARTA's centralized emissions testing program for the Cincinnati region of Ohio to Envirotest. Due to uncertainty of legislative and administrative actions in defining the future direction and economics of the program and other contractual matters, the parties were unable to reach agreement on the financial and other terms of the transaction. As a result of the termination of the agreement of sale, MARTA has entered into discussions with the Ohio Environmental Protection Agency regarding the reopening of the Cincinnati, Ohio program. MARTA will continue to operate its programs and fulfill its contractual commitments pending any disposition. This development does not change the Company's stated strategy of focusing the future solely on the wireless communications industry.

With respect to the Company's claim against the State of Texas for compensation in connection with the discontinuance of the El Paso, Texas centralized emissions test program, on August 11, 1997, the Company received $11 million in settlement of its claims against the State. In addition, MARTA will retain any proceeds from the sale of the program assets.

Discontinued operations include management's best estimate of the loss from the disposal of the emissions testing business. Actual results could differ from their estimates and are dependent, among other factors, upon the outcomes of ongoing litigation and/or claims with the states of Ohio and Kentucky with respect to their suspension or cancellation respectively, of MARTA's emissions testing programs within their states.

                               ALLEN TELECOM INC.
                               ------------------
                      ITEM 2 - MANAGEMENT'S DISCUSSION AND
                      ------------------------------------
                       ANALYSIS OF FINANCIAL CONDITION AND
                       -----------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
As set forth in the Consolidated Condensed Statement of Cash Flows, the Company generated $13.2 million in cash from the operating activities of continuing operations for the six months ended June 30, 1997 as compared with a cash generation of $17.7 million for the comparable 1996 period. The decrease in cash flow, despite increased earnings, is due principally to working capital changes in support of higher sales and backlog.

As a result of a series of transactions, on June 4, 1997, the Company acquired the outstanding 20% minority interest in FOREM, increasing its ownership interest to 100%. In connection with these transactions, the Company has paid $26.7 million in cash and Company common stock which is the principal reason for the increase in "Excess of cost over net assets of businesses acquired" in the Consolidated Condensed Balance Sheet. The final purchase price is contingent upon the final 1997 earnings of FOREM and is payable (in cash and/or Company common stock) in late 1997 and 1998.

To fund the FOREM acquisition, along with other investments, the Company has borrowed approximately $31 million under its credit facilities. At June 30, 1997, the Company had available, unused lines of credit in the amount of approximately $52 million.

At June 30, 1997, cash and equivalents totaled $22.6 million, most of which are held by the Company's European subsidiaries. The Company's European subsidiaries will be making substantial estimated and actual income tax payments in 1997 for which such cash balances will be utilized and, if necessary, locally available lines of credit.

The increase in other assets in the Consolidated Condensed Balance Sheet is due primarily to common shares and warrants of RF Micro Devices, Inc. ("RFMD"). RFMD completed an initial public offering of its common stock on June 3, 1997. At June 30, 1997, the value of these assets has been adjusted to reflect current market value of approximately $19.3 million. Likewise, the net unrealized appreciation in the amount of $9.3 million, after related income tax effect, is included in Stockholders' Equity as "unrealized appreciation on investment securities," as it is the Company's intent to treat the securities classified as available-for-sale as a long-term investment. The Company's investment is currently subject to certain trading restrictions.

                               ALLEN TELECOM INC.
                               ------------------
                      ITEM 2 - MANAGEMENT'S DISCUSSION AND
                      ------------------------------------
                       ANALYSIS OF FINANCIAL CONDITION AND
                       -----------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
                                   (Continued)

In 1996, the Company entered into an agreement to make an equity investment of $5 million in Nextwave Telecom Inc. ("Nextwave"), and whereby Nextwave agreed to purchase $50 million of equipment and services over a five-year period from the Company. In connection with this agreement, subject to certain preconditions that have not yet occurred, the Company has agreed to provide secured product financing in addition to its $5.0 million investment. At June 30, 1997, the Company had outstanding approximately $2.0 million of receivables with Nextwave. In early 1997, the U.S. Government suspended interest payments on license fees due from certain companies, such as Nextwave, who were awarded telecommunications licenses under a competitive auction bid process. While there is some uncertainty about the possible long-term funding of certain "C Block" PCS companies, the Company believes, at this time, that there has been no impairment in the aggregate carrying value of its aggregate investment in Nextwave.

                       ----------------------------------

Statements included in this Form 10-Q which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain factors could cause the Company's actual results to materially differ from forward-looking statements made by the Company, including, among others, the uncertain level of purchases by current and prospective customers of the Company's products and services, the impact of competitive products and pricing, the pace of the development of worldwide telecommunications systems and the ultimate market value of the Company's investments in other telecom ventures. In addition, the amount of the charges to discontinued operations with respect to MARTA will depend on a number of factors, including the outcome of any divestiture, negotiations or litigation with certain states and the final determination of the net realizable values of assets to be sold or otherwise realized. Also, the recovery of the Company's investment in and receivables from Nextwave may be dependent upon Nextwave securing adequate additional financing and the subsequent implementation of its telecommunications systems. The Company's Annual Report on Form 10-K contains certain other detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company.

                           PART II- OTHER INFORMATION
                           --------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Annual Meeting of Stockholders of the Company held on April 25, 1997, two proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld are set forth below.

A vote by ballot was taken at the Annual Meeting for the election of 10 Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected and qualified. The aggregate numbers of shares of Common Stock
(a) voted in person or by proxy for each nominee, or (b) with respect to which proxies were withheld for each nominee, were as follows:


      Nominee                        For          Withheld
      -------                        ---          --------

George A. Chandler                20,999,448      1,095,957
                                  ----------     ----------
Philip Wm. Colburn                20,999,719      1,095,686
                                  ----------     ----------
Jill K. Conway                    20,998,175      1,097,230
                                  ----------     ----------
Albert H. Gordon                  20,988,247      1,107,158
                                  ----------     ----------
William O. Hunt                   20,999,592      1,095,813
                                  ----------     ----------
J. Chisholm Lyons                 20,998,091      1,097,314
                                  ----------     ----------
John F. McNiff                    20,895,521      1,199,884
                                  ----------     ----------
Robert G. Paul                    20,999,747      1,095,658
                                  ----------     ----------
Charles W. Robinson               20,993,578      1,101,827
                                  ----------     ----------
William M. Weaver, Jr             20,988,881      1,106,524
                                  ----------     ----------

A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Coopers & Lybrand L.L.P. as auditors for the Company for the fiscal year ending December 31, 1997. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

                 For                 Against        Abstain
                 ---                 -------        -------
              22,030,485              8,553          53,367

The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 15, 1997, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

      (11)        Statement re computation of earnings per common shares

      (27)        Financial data schedule

(b)  Reports on Form 8-K
     -------------------

      (1) The Company filed a Current Report on Form 8-K dated April 17, 1997, reporting the acquisition of 6,200 shares of Telia, S.A., located in France, representing 62% of the outstanding capital of Telia. Telia was purchased through the Company's wholly owned French subsidiary, Allen Telecom (France), S.A. The remaining shares of Telia are subject to put and call options, which provide for a purchase price based upon future operating results. The Company also reported that as part of the acquisition, the sellers received a total of 28,375 shares of common stock of the Company, which represented approximately 20% of the purchase price. The shares were issued pursuant to Regulation S, promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. The remaining 80% of the purchase price was paid in cash.

      (2) The Company filed a Current Report on Form 8-K dated May 30, 1997, reporting the acquisition by the Company on June 4, 1997, of the outstanding minority interests in FOR.E.M. S.p.A. ("FOREM") and that the Company now owns 100% of FOREM. The minority interests were purchased through the Company's wholly owned Italian subsidiary, Allen Telecom Group (Italia) S.r.l. ("Allen Italia"). This acquisition also increased the Company's effective ownership of FOREM's 62% owned subsidiary, Mikom GmbH. The final purchase price for this minority interest (in the form of cash and common stock of the Company) will be determined after the net income for FOREM's 1997 fiscal year is finalized. The Company also reported that on May 30, 1997, Allen Italia had acquired the pre-emptive rights for the subscription to new shares of common stock of FOREM from the minority shareholders for an aggregate purchase price equal to approximately $21.7 million in cash and $5 million in common stock of the Company (261,014 shares). The shares were issued pursuant to Regulation S, promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                          Allen Telecom Inc.
                                                          ------------------
                                                             (Registrant)


Date: August 13, 1997                     By:          /s/ Robert A. Youdelman
      ---------------                           -------------------------------------------
                                                            Robert A. Youdelman
                                                          Executive Vice President
                                                         (Chief Financial Officer)


Date: August 13, 1997                     By:          /s/ James L. LePorte, III
      ---------------                           -------------------------------------------
                                                           James L. LePorte, III
                                                          Vice President, Treasurer
                                                               and Controller
                                                       (Principal Accounting Officer)

                               ALLEN TELECOM INC.
                               ------------------
                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                                                                   Page
--------------                                                                   ----

         (11)       Statement re computation of earnings per common share           18

         (27)       Financial Data Schedule                                         19