Form 10-Q
period 1997-09-30
ALLEN TELECOM INC
filed 1997-11-10
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------
                                    FORM 10-Q
 (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 30, 1997
                                          ------------------
                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from  Not Applicable  to
                                --------------     --------------

         Commission file number         1-6016
                                        ------

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

                                                  Yes X         No
                                                     ---          ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                       Outstanding at
         Class of Common Stock                         October 31, 1997
         ---------------------                         ----------------

         Par value $1.00 per share                     27,242,004
                                                       ----------

Exhibit Index is on page 18 of this report.




                               Page 1 of 20 Pages.

                               ALLEN TELECOM INC.
                               ------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                              Page
                                                                               No.
                                                                         ---------------
Part  I.  Financial Information:

          Item 1 - Financial Statements:

                  Consolidated Condensed Balance Sheets -
                      September 30, 1997 and December 31, 1996                  3

                  Consolidated Statements of Income -
                      Three Months and Nine Months Ended
                      September 30, 1997 and 1996                               4

                  Consolidated Condensed Statements of
                      Cash Flows - Nine Months Ended
                      September 30, 1997 and 1996                               5

                  Notes to Consolidated Condensed
                      Financial Statements                                    6 - 9

          Item 2 - Management's Discussion and
                      Analysis of Financial Condition
                      And Results of Operations                              10 - 15


Part II.  Other Information:

          Item 6 - Exhibits and Reports on Form 8-K                            16

          Signatures                                                           17

          Exhibit Index                                                        18


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM I - FINANCIAL STATEMENTS
                          -----------------------------
                               ALLEN TELECOM INC.
                               ------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in Thousands)


                                                                     September 30,  December 31,
                                                                         1997          1996
                                                                     -------------  -----------
                                                                            (Unaudited)
ASSETS:
   Current Assets:
      Cash and equivalents                                               $  16,081    $  23,879
      Accounts receivable (less allowance for doubtful
         accounts of $1,726 and $1,610, respectively)                      106,889       93,409

      Inventories:  Raw materials                                           44,415       36,869
                    Work in process                                         26,123       19,256
                    Finished goods                                          14,581       15,179
                                                                         ---------    ---------
                                                                            85,119       71,304
      Assets of discontinued emissions testing business (Note 5)             1,310        3,332
      Other current assets                                                   9,500        7,256
                                                                         ---------    ---------
             Total current assets                                          218,899      199,180

      Property, plant and equipment, net                                    58,128       51,942
      Excess of cost over net assets of businesses acquired (Note 4)        99,940       75,502
      Assets of discontinued emissions testing business (Note 5)            34,831       42,031
      Other assets (Note 3)                                                 62,939       41,857
                                                                         ---------    ---------
         TOTAL ASSETS                                                    $ 474,737    $ 410,512
                                                                         =========    =========
LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities of long-term
         obligations                                                     $  10,466    $   5,998
      Accounts payable                                                      48,225       36,639
      Accrued expenses                                                      33,338       37,991
      Income taxes payable                                                  14,091       19,830
      Deferred income taxes                                                  2,243        4,344
                                                                         ---------    ---------
            Total current liabilities                                      108,363      104,802
      Long-term debt                                                        77,442       49,957
      Other liabilities                                                     28,102       29,802
                                                                         ---------    ---------
         TOTAL LIABILITIES                                                 213,907      184,561
                                                                         ---------    ---------
STOCKHOLDERS' EQUITY
      Common stock, par value $1.00                                         29,701       29,614
      Paid-in capital                                                      179,138      170,945
      Retained earnings                                                     68,433       46,742
      Translation adjustments                                               (6,549)        (304)
      Unrealized appreciation on investment securities (Note 3)              9,009         --
      Less: Treasury stock (at cost)                                       (16,847)     (17,932)
                Unearned compensation                                       (1,849)      (2,908)
                Minimum pension liability adjustment                          (206)        (206)
                                                                         ---------    ---------
     TOTAL STOCKHOLDERS' EQUITY                                            260,830      225,951
                                                                         ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                         $ 474,737    $ 410,512
                                                                         =========    =========

See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    ----------------------------------------
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                        -----------------------   ----------------------
                                        1997         1996         1997         1996
                                        ----         ----         ----         ----
SALES                                   $ 111,389    $  95,010    $ 322,751    $ 267,938
                                        ---------    ---------    ---------    ---------
Costs and expenses:
   Cost of sales                          (70,856)     (62,804)    (207,495)    (175,245)
   Selling, general and
     administrative expenses (Note 3)     (17,145)     (14,715)     (47,939)     (42,468)
   Research and development and
     product engineering costs             (7,985)      (5,029)     (22,282)     (14,788)
   Write-off of acquired in-process
     research and development
     costs (Note 3)
                                             --         (2,662)        --         (2,662)
Interest expense                           (1,138)      (1,075)      (2,870)      (2,990)
Interest income                               231          335          694          654
                                        ---------    ---------    ---------    ---------
Income before taxes and
    minority interests                     14,496        9,060       42,859       30,439

Provision for income taxes                 (5,450)      (3,961)     (16,750)     (12,742)
                                        ---------    ---------    ---------    ---------

Income before minority
    interests                               9,046        5,099       26,109       17,697

Minority interests                         (1,116)      (1,602)      (4,419)      (3,816)
                                        ---------    ---------    ---------    ---------

INCOME FROM CONTINUING
    OPERATIONS                              7,930        3,497       21,690       13,881

Discontinued Emissions Testing
    Operations (net of income taxes):
    Loss from operations                     --         (2,764)        --         (3,766)
    Loss for disposal                        --         (3,724)        --         (3,724)
                                        ---------    ---------    ---------    ---------

NET INCOME (LOSS)                       $   7,930    ($  2,991)   $  21,690    $   6,391
                                                     =========    =========    =========

EARNINGS PER COMMON SHARE:
(Primary and Fully Diluted (Note 2))

Income from Continuing Operations       $     .29     $    .13    $     .80    $     .51

Discontinued Emissions Testing
    Operations:
    Loss from operations                     --           (.10)        --           (.14)
    Loss for disposal                        --           (.14)        --           (.14)
                                        ---------    ---------    ---------    ---------
NET INCOME (LOSS)                       $     .29    ($    .11)   $     .80    $     .23
                                        =========    =========    =========    =========

 Average common and common
    equivalent shares outstanding          27,577       26,952       27,276       27,034
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


                                                                    Nine Months Ended
                                                                      September 30,
                                                                  --------------------
                                                                     1997       1996
                                                                  --------    --------
CONTINUING OPERATIONS:
Cash generated by operating activities of continuing operations   $  9,168    $ 36,220
                                                                  --------    --------

Cash flows from investing activities:
    Investment in telecommunications companies                     (43,805)    (11,622)
    Capital expenditures                                           (17,482)    (14,305)
    Sales and retirements of fixed assets                              919          63
    Capitalized software product costs                              (3,230)     (3,308)
    Sale of investment                                               1,580        --
                                                                  --------    --------
    Cash (used) by investing activities                            (62,018)    (29,172)
                                                                  --------    --------

Cash flows from financing activities:
    Net proceeds from borrowings                                    35,836          57
    Exercise of stock options                                        1,894         240
    Treasury stock sold to employee benefit plans                    1,273       1,195
                                                                  --------    --------
    Cash generated by financing activities                          39,003       1,492
                                                                  --------    --------

DISCONTINUED OPERATIONS:
Net cash generated (used) by discontinued centralized
     Emissions testing operations                                    7,989      (4,669)
                                                                  --------    --------

Net cash (used) generated                                           (5,858)      3,871
Effect of exchange rate changes on cash                             (1,940)       --
Cash and equivalents at beginning of year                           23,879      15,706
                                                                  --------    --------
Cash and equivalents at end of period                             $ 16,081    $ 19,577
                                                                  ========    ========

Supplemental cash flow data:
      Depreciation and amortization included in "Cash generated
            by operating activities of continuing operations"     $ 15,846    $ 15,794

     Cash paid during the period for:
            Interest paid                                            3,150       3,780
            Interest capitalized                                       210        --
            Income taxes paid                                       21,730       1,115

See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC,
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1.       General:
         --------
         In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations and its cash flows for the periods ended September 30, 1997 and 1996. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1996 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 method of presentation.

2.       Earnings Per Common Share:
         -------------------------
         The earnings per common share calculations are based on the weighted average number of common shares outstanding during each period. The calculations also include, if dilutive, the incremental common shares issuable on a pro forma basis upon assumed exercise of stock options. Such incremental common shares assume that the proceeds are used to purchase shares at the average market price during the period, for primary earnings per share, or at the period-end market price, if higher, for fully diluted earnings per share. The calculation of fully diluted earnings per common share resulted in no reportable dilution for the periods presented.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement revises the standards for computing and presenting earnings per share ("EPS"), and will be effective for periods ending after December 15, 1997 (the statement prohibits earlier adoption). The Company will implement the standard during the fourth quarter of 1997, at which time all prior annual and interim period EPS data will be restated. The Company has determined that, once adopted, there will be no material impact on the three-month and nine-month periods ended September 30, 1997 and 1996.

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

         The Company owns common stock and warrants in RF Micro Devices, Inc. ("RFMD"), which completed an initial public offering of its common stock on June 3, 1997. The Company's investment is currently subject to certain trading restrictions. At September 30, 1997, the investment value has been adjusted to the market value at that date of approximately $18,795,000 (included in "Other assets"). The Company has 954,278 common shares and 36,412 warrants classified as available-for-sale at September 30, 1997. The common shares and warrants have an aggregate fair value of $18,310,574 and a cost basis of $2,778,333 resulting in an unrealized holding gain of $15,532,241. Unrealized appreciation in the amount of $9,009,000, after related income tax effects, is included in Stockholders' Equity as "unrealized appreciation on investment securities" as it is the Company's intent to treat the securities classified as available-for-sale as a long-term investment. The market value of the Company's holdings is based on RFMD's published NASDAQ closing rate on September 30, 1997 of $18.625 ($14.625 at November 6, 1997).

         On September 20, 1996, the Company acquired 100% of Signal Science, Incorporated. In connection therewith, the Company incurred a one-time non-cash charge relating to the write-off of purchased in-process research and development costs of $2,662,000 ($.10 per common share).

4.       Purchase of Minority Interest
         -----------------------------

         On June 4, 1997, the Company acquired the remaining 20% minority interest in FOR.E.M. S.p.A. ("FOREM"), and now owns 100% of FOREM. FOREM is a leading manufacturer of filters, combiners, and tower mount amplifiers for GSM cellular and DCS 1800 wireless communications systems. This acquisition also increases the effective ownership of FOREM's 62% owned subsidiary, Mikom G.m.b.H. The final purchase price (in the form of cash and/or common stock of the Company) is contingent upon the net income of FOREM's 1997 fiscal year. In a series of transactions to acquire this 20% minority interest, the Company has paid $31,297,000 in cash and 261,014 shares of the Company's common stock with an aggregate value of approximately $6,000,000, and expects to make a final payment in January 1998. This purchase is the principal reason for the increase in the "Excess of cost over net assets of businesses acquired" in the Consolidated Condensed Balance Sheet.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Continued)
                                   (Unaudited)

5.       Discontinued Operations
         -------------------------

         In 1996, the Company decided to exit the centralized automotive emissions testing business operated by its MARTA Technologies, Inc. ("MARTA") subsidiary and has presented such operations as "Discontinued Emissions Testing Operations" in the Consolidated Statements of Income.

         On May 27, 1997, the Company announced that MARTA and Envirotest Systems Corp. ("Envirotest") had jointly decided to terminate the agreement of sale between MARTA and Envirotest, which provided for the transfer of MARTA's centralized emissions testing program for the Cincinnati region of Ohio to Envirotest. Due to the uncertainty of legislative and administrative actions in defining the future direction and economics of the program and other contractual matters, the parties were unable to reach agreement on the financial and other terms of the transaction. As a result, MARTA is moving towards the reopening of the Cincinnati operation in early 1998. Additionally, on August 1, 1997, the State of Maryland notified MARTA that it was exercising the first of the two one-year renewal options as contained in the original contract. This renewal option extends the program through April 30, 1999. These developments do not change the Company's strategy of focusing its future solely on the wireless communications industry. MARTA will continue to operate its programs and fulfill its contractual commitments pending any disposition.

         On August 11, 1997, the Company received $11,000,000 in settlement of its claims against the State of Texas for the discontinued El Paso, Texas program. In addition, MARTA will retain any proceeds from the sale of the program assets. The receipt of the settlement is the primary reason for the reduction in "Assets of discontinued emissions testing business" on the Consolidated Condensed Balance Sheets.

6.       Subsequent Event
         ----------------

         The Company has agreed in principle to enter into an agreement to issue $65,000,000 of unsecured Senior Notes in a private placement transaction. These notes will have an average life of seven and one-half (7.5) years and a weighted average coupon interest rate of approximately 6.65%. The notes, when issued, will rank equally in right of repayment with the Company's other unsecured senior indebtedness. It is expected that the agreement will be finalized and the funds distributed prior to November 30, 1997. Proceeds of the notes will be used for general corporate purposes, including the refinancing and prepayment of existing indebtedness.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Continued)
                                   (Unaudited)

         With regards to the aforementioned prepayment, the Company has existing debt of $15,000,000 held by one institutional investor. The Company intends to prepay these notes in full with a portion of the $65,000,000 proceeds. As a result of such prepayment, the difference between the call premium and costs of reacquisition and the net carrying amount of the debt, in the amount of approximately $.6 million of expense or $.02 per common share, after related tax effect, will be reported as an "Extraordinary item" in the fourth quarter of 1997.

                               ALLEN TELECOM INC.
                               ------------------
                      ITEM 2 - MANAGEMENT'S DISCUSSION AND
                      ------------------------------------
                       ANALYSIS OF FINANCIAL CONDITION AND
                       -----------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


RESULTS OF OPERATIONS
---------------------

Summary:
--------
For the three months ended September 30, 1997 and 1996, Allen Telecom Inc. (the "Company") reported income from continuing operations of $7.9 million, or $.29 per common share, and $3.5 million, or $.13 per common share, respectively. For the nine months ended September 30, 1997 and 1996, the Company reported income from continuing operations of $21.7 million, or $.80 per common share, and $13.9 million, or $.51 per common share, respectively.

The increase in earnings for the three and nine-month periods ending September 30, 1997 is due primarily to higher sales of $111.4 million and $322.8 million, as compared with $95.0 million and $267.9 million in the comparable 1996 periods. In the first quarter of 1997, the Company realized a before-tax gain on the sale of the Company's partial ownership interest in Columbia Spectrum Management, L.P., in the pre-tax amount of $1.5 million, or $.03 per common share after related tax effects. This gain is included in selling, general and administrative expenses. The third quarter of 1996 included a one-time write-off of acquired in-process research and development costs in the pre-tax amount of $2.7 million or $.10 per common share related to an acquisition.

Sales:
------
Sales for the third quarter and nine-month period ended September 30, 1997 increased 17% and 20%, respectively, over the comparable 1996 periods. In the third quarter of 1997, sales in the systems and site management product lines increased over the 1996 third quarter, with the largest increase coming from a continued increase in GSM related site management products. This increase was offset, in part, by a small reduction in sales in the Company's antenna and engineering services product lines compared to the prior year quarter. For the quarter, international sales represented 62% of total sales, as compared with 54% in the prior year third quarter.

For the nine-month period, the Company reported sales increases in each of its four product lines. As noted above, the largest increase resulted from the continued increase in GSM related site management products.

Operations:
-----------
Gross profit margins were 36.4% in the third quarter of 1997 as compared with 33.9% in the comparable 1996 period. The increase is due primarily to the increase in sales of higher margin systems products along with improved margins in the Company's systems and antenna product lines.

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


For the nine-month periods ended September 30, 1997 and 1996, gross profit margins were 35.7% and 34.6%, respectively. The increase in 1997 is due primarily to the aforementioned increase in sales of system products, improved site management product line margins and continued sales growth in the Company's European-based businesses. This increase was offset, in part, by lower margins in the Company's engineering services business.

Selling, general and administrative expenses (excluding the aforementioned gain from the sale of an investment) were 15.4% and 15.5% for the third quarter 1997 and 1996, respectively, and 15.3% and 15.8% for the nine-month periods ended September 30, 1997 and 1996, respectively. The slightly lower percentages in the current periods reflect the spreading of fixed costs on higher sales and are within normal operating ranges.

Research and development and product engineering costs increased $3.0 million and $7.5 million, respectively, in the three and nine months ended September 30, 1997 as compared with the comparable 1996 periods. Such costs were 7.2% and 5.3% of sales for the third quarter 1997 and 1996, respectively, and 6.9% and 5.5% of sales for the nine months ended September 30, 1997 and 1996, respectively. These increases are indicative of the ongoing trend experienced by the Company in recent years.

Interest and Financing Expenses:
--------------------------------
Net interest costs for the third quarter of 1997 increased slightly from the third quarter of the prior year due primarily to higher interest costs incurred to finance investments in telecommunications companies.

The lower net interest cost for the nine months of 1997 compared with the comparable 1996 period reflects the lower net financing costs of the Company's profitable European operations.

Provision For Income Taxes:
---------------------------
The Company's effective tax rate on continuing operations approximated 37.6% and 43.7%, respectively, for the third quarter 1997 and 1996 periods, and 39% and 41.9%, respectively, for the 1997 and 1996 year-to-date periods.

Minority Interest:
------------------
The decrease in minority interest expense for the three months ended September 30, 1997, as compared with the comparable 1996 period, is a result of the acquisition of the remaining 20% minority interest in FOR.E.M S.p.A. ("FOREM") in May 1997.

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



The increase in minority interest in the nine months of 1997, as compared with the comparable 1996 periods, is due to the related earnings growth of the Company's minority owned European subsidiaries. As discussed above, future results of operations will no longer include minority interest expense relating to FOREM. However, the Company will continue to record minority interest expense with respect to FOREM's 62% owned subsidiary, Mikom G.m.b.H., and other minority-owned subsidiaries.

Discontinued Operations:
------------------------
In 1996, the Company decided to exit the centralized automotive emissions testing business operated by its MARTA Technologies, Inc. ("MARTA") subsidiary and has presented such operations as "Discontinued Operations" in the Consolidated Statements of Income. On May 27, 1997, the Company announced that MARTA and Envirotest Systems Corp. ("Envirotest") had jointly decided to terminate the agreement of sale between MARTA and Envirotest, providing for the transfer of MARTA's centralized emissions testing program for the Cincinnati region of Ohio to Envirotest. Due to the uncertainty of legislative and administrative actions in defining the future direction and economics of the program and other contractual matters, the parties were unable to reach agreement on the financial and other terms of the transaction. As a result, MARTA is moving toward the reopening of the Cincinnati, Ohio program, and currently anticipates the restart of this program in early 1998. MARTA will continue to operate its programs and fulfill its contractual commitments pending any disposition. This development does not change the Company's stated strategy of focusing the future solely on the wireless communications industry.

With respect to the Company's claim against the State of Texas for compensation in connection with the discontinuance of the El Paso, Texas centralized emissions test program, on August 11, 1997, the Company received $11 million in settlement of its claims against the State. In addition, MARTA will retain any proceeds from the sale of the program assets.

Discontinued operations include management's best estimate of the loss from the disposal of the emissions testing business. Actual results could differ from these estimates and are dependent upon, among other factors, the outcomes of ongoing litigation and/or claims with the states of Ohio and Kentucky with respect to their suspension or cancellation respectively, of MARTA's emissions testing programs within their states.

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


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
As set forth in the Consolidated Condensed Statement of Cash Flows, the Company generated $9.2 million in cash from the operating activities of continuing operations for the nine months ended September 30, 1997 as compared with a cash generation of $36.2 million for the comparable 1996 period. The decrease in cash flow, despite increased earnings, is due principally to working capital increases in support of higher sales and backlog, along with the payment of estimated and actual income taxes by its European subsidiaries in the third quarter of 1997.

As a result of a series of transactions, on June 4, 1997, the Company acquired the outstanding 20% minority interest in FOREM, increasing its ownership interest to 100%. In connection with these transactions, the Company paid to the minority interest holders $37.3 million in cash and Company common stock which is the principal reason for the increase in "Excess of cost over net assets of businesses acquired" in the Consolidated Condensed Balance Sheet. The final purchase price is contingent upon the final 1997 earnings of FOREM and is payable in cash and/or Company common stock in early 1998.

To fund the FOREM acquisition, along with other investments, the Company has borrowed approximately $30 million under its domestic credit facilities. At September 30, 1997, the Company had available unused lines of credit in the amount of approximately $52 million.

The increase in cash generated (used) by discontinued centralized emissions testing operations is due primarily to the aforementioned receipt of $11 million from the State of Texas in settlement of MARTA's claims against the State. In addition, the receipt of the above payment is the primary reason for the decrease in Assets of discontinued emissions testing business on the Consolidated Condensed Balance Sheet.

At September 30, 1997, cash and equivalents totaled $16.1 million, most of which are held by the Company's European subsidiaries.

As discussed more fully in Footnote 6 to the Consolidated Condensed Financial Statements, the Company has agreed in principle to issue $65 million of unsecured Senior Notes through a private placement. It is expected that the agreement will be finalized and the funds distributed prior to November 30, 1997. As a result of the anticipated usage of a portion of these funds to repay $15 million of existing debt, the Company will report approximately $.6 million of expense, or $.02 per common share, after related tax effect, as an "Extraordinary item" in the fourth quarter of 1997.

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


The increase in other assets in the Consolidated Condensed Balance Sheet is due primarily to common shares and warrants of RF Micro Devices, Inc. ("RFMD"). RFMD completed an initial public offering of its common stock on June 3, 1997. At September 30, 1997, the value of these assets has been adjusted to reflect current market value of approximately $18.8 million. Likewise, the net unrealized appreciation in the amount of $9.0 million, after related income tax effect, is included in Stockholders' Equity as "Unrealized appreciation on investment securities," as it is the Company's intent to treat the securities classified as available-for-sale as a long-term investment. The Company's investment is currently subject to certain trading restrictions.

In 1996, the Company entered into an agreement to make an equity investment of $5 million in Nextwave Telecom Inc. ("Nextwave"), and whereby Nextwave agreed to purchase $50 million of equipment and services over a five-year period from the Company. In connection with this agreement, subject to certain preconditions that have not yet occurred, the Company has agreed to provide secured product financing in addition to its $5.0 million investment. At September 30, 1997, the Company had outstanding approximately $2.0 million of receivables with Nextwave. In early 1997, the U.S. Government suspended interest payments on license fees due from certain companies, such as Nextwave, who were awarded telecommunications licenses under a competitive auction bid process. Subsequently, the Federal Communications Commission ("FCC") provided alternatives for the capital constrained C Block licensees, which may enable these carriers to obtain the financing needed to build-out their systems or to return some, or all, of their licenses to the FCC for re-auction. While it is not clear which alternative, or alternatives, will be chosen by NextWave, a decision is anticipated by early 1998. At this time, the Company believes that there has been no impairment in the aggregate carrying value of its investment in Nextwave.

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

                           PART II- OTHER INFORMATION
                           --------------------------


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

      (11)        Statement re computation of per share earnings

      (27)        Financial data schedule

(b)  Reports on Form 8-K
     -------------------

      None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Allen Telecom Inc.
                                                     ------------------
                                                        (Registrant)




Date: November 10, 1997               By:       /s/ Robert A. Youdelman
      ------------------                  -------------------------------------
                                                     Robert A. Youdelman
                                                  Executive Vice President
                                                  (Chief Financial Officer)




Date:  November 10, 1997              By:      /s/ James L. LePorte, III
      ------------------                  -------------------------------------
                                                    James L. LePorte, III
                                                  Vice President, Treasurer
                                                       and Controller
                                               (Principal Accounting Officer)

                               ALLEN TELECOM INC.
                               ------------------
                                  EXHIBIT INDEX
                                  -------------


Exhibit Number                                                            Page
--------------                                                            ----

    (11)       Statement re computation of per share earnings              19

    (27)       Financial Data Schedule                                     20