Form 10-K405
period 1997-12-31
ALLEN TELECOM INC
filed 1998-03-20
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                          -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                              -----------  -------------

                          Commission file number   1-6016
                                                ---------

                               ALLEN TELECOM INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                                                    38-0290950
-------------------------------                                                     ----------------
(STATE OR OTHER JURISDICTION OF                                                     (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                                                    IDENTIFICATION NO.)

25101 Chagrin Boulevard, Beachwood, Ohio                                                       44122
----------------------------------------                                                   ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE                                     216/765-5818
                                                                                     ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                         NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                                      WHICH REGISTERED
     -------------------                                                 ------------------------
Common Stock, $1 par value                                               New York Stock Exchange
                                                                         Pacific Exchange

Preferred Stock Purchase Rights                                          New York Stock Exchange
                                                                         Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:              None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                          ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 4, 1998, there were 27,291,743 shares of the Registrant's Common Stock issued and outstanding, and the aggregate market value (based upon the last sale price of the Registrant's Common Stock on the New York Stock Exchange Composite Tape on March 4, 1998) of the Registrant's Common Stock held by nonaffiliates of the Registrant was $443,306,634.

               Exhibit Index is on pages 17 to 25 of this Report.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended December 31, 1997 incorporated by reference into Parts I, II and IV hereof.

Proxy Statement dated March 19, 1998 for Annual Meeting of Stockholders to be held May 1, 1998 incorporated by reference into Part III hereof.

                               ALLEN TELECOM INC.
                               ------------------

                                    FORM 10-K
                                    ---------

                  (For the fiscal year ended December 31, 1997)

                                TABLE OF CONTENTS
                                -----------------

                                                                                                                  Page
                                                                                                                  ----

PART I

   Item  1 -  Business                                                                                              3

   Item  2 -  Properties                                                                                            7

   Item  3 -  Legal Proceedings                                                                                     7

   Item  4 -  Submission of Matters to a Vote of Security Holders                                                   7

   Executive Officers of The Registrant                                                                             8

PART II

   Item  5 -  Market for Registrant's Common Equity and Related Stockholder Matters                                10

   Item  6 -  Selected Financial Data                                                                              10

   Item  7 -  Management's Discussion and Analysis of Financial Condition and Results of Operations                10

   Item 7A -  Quantitative and Qualitative Disclosures about Market Risk                                           10

   Item  8 -  Financial Statements and Supplementary Data                                                          10

   Item  9 -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 10

PART III

   Item 10 -  Directors and Executive Officers of the Registrant                                                   11

   Item 11 -  Executive Compensation                                                                               11

   Item 12 -  Security Ownership of Certain Beneficial Owners and Management                                       11

   Item 13 -  Certain Relationships and Related Transactions                                                       11

PART IV

   Item 14 -  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     12


SIGNATURES                                                                                                         15


EXHIBIT INDEX                                                                                                      17

                               ALLEN TELECOM INC.
                               ------------------

                                    FORM 10-K
                                    ---------

                                     PART I
                                     ------

                                ITEM 1 - BUSINESS
                                -----------------

GENERAL
-------

         Allen Telecom Inc. ("Allen Telecom", the "Company" or the "Registrant") was incorporated under the laws of the State of Delaware on February 3, 1969. Its predecessor was Allen Electric and Equipment Company, incorporated under the laws of the State of Michigan on January 13, 1928, which merged into the Delaware corporation on May 1, 1969. On February 28, 1997, the name of the Company was changed from The Allen Group Inc. to Allen Telecom Inc., upon the merger of its wholly owned subsidiary, Allen Telecom Group, Inc. with and into the Company.

         There have been no significant changes in the business, kinds of products produced or services rendered or in the markets or methods of distribution since the beginning of the last fiscal year.

         The Company is a major supplier of site management products, system expansion and optimization products, mobile and base station antennas, and engineering services to the worldwide wireless communications market.

         Many of the major wireless system infrastructure vendors incorporate components or subsystems from Allen Telecom's Worldwide Site Products division. The Company is the world's largest supplier of cell site subsystems, supplying many different customized modules that are incorporated in original equipment manufacturer ("OEM") cell sites. Site products include sophisticated filters which ensure that incoming signals are received and outgoing signals are transmitted clearly and without interference, duplexers, which are stationed at most cell site transceivers to allow one antenna to be used for both transmission and reception of radio signals simultaneously, and low noise, tower mounted, multicarrier and power amplifiers which enhance the reception of weak signals or boost outgoing signals. Allen Telecom also manufacturers auto-tune combiners, which adjust instantly and automatically to new frequencies as the system is modified, among other products.

         The Company's Systems products support both coverage and capacity enhancement for GSM, TDMA, CDMA and analogue wireless carriers. Products include high power and low power repeaters to fill coverage gaps caused by obstructions such as mountains, tunnels, and buildings, and fiber optic-based radio frequency distribution systems such as its Britecell(TM) product. Indoor coverage systems are provided using coaxial cable or fiber as a means of distribution, including its Distributed Indoor Coverage Extension System ("DICE(TM)"), as well as a cable-based indoor system for smaller, lower cost installations such as in its CableStar(TM) product. The Company also has developed a range of test equipment and post processing software to test and optimize wireless networks such as its Analyzer(TM), Surveyor(TM) and Illuminator(TM) products. Allen Telecom has also increased its investment to develop and bring to market a geolocation technology to provide carriers with the equipment and software to locate subscribers in their system who dial 911 in emergency situations.

         Allen Telecom is the leading North American supplier of base station antennas to the global wireless OEMs and wireless service providers. Products include antennas in frequency bands to cover all of the traditional analogue cellular networks as well as the newer digital services and PCS. New models for the PCS market include, for example, the Decibel TripleTree(TM) which incorporates all six of the antennas required for a three sector site all in a single 12 inch diameter housing. The Company is a leading supplier of mobile automobile antennas, which operate on both cellular and PCS frequencies, as well as antennas for Global Positioning System ("GPS") mapping.

         Allen Telecom's Frequency Planning, Systems Design and Related Services product line is a leading supplier of frequency planning and coordinating services as well as system design and field engineering services for the wireless and PCS markets. The Company provides consulting services to assist with determining the appropriate system in light of the coverage required, topography, and area demographics. Allen Telecom's engineering expertise in spectrum sharing, microwave interconnectivity, microwave migration and cell system design has enabled it to obtain orders from most major PCS carriers. The Company's spectrum sharing software, comprised of IQ.Clear(R), currently is licensed in most major domestic PCS markets, and its IQ.Link(TM) software for microwave interconnection is operational in several European PCS systems. The Company's IQ.Analyzer(TM) product allows carriers to optimize networks as a PC-based post-processing and field data analysis tool.

         International sales of the Company are approximately 60% of its total sales. The Company's export sales from the United States are primarily to major wireless telecommunications companies and are typically payable in U.S. dollars. European-based sales are primarily to major European OEMs and cellular or PCS operators in local currencies. The Company has sales/engineering offices in sixteen countries around the world. The Company sees no significantly greater financial risk as a result of the greater proportion of its international business than that of its domestic operations.

         Allen Telecom's wireless products generally are manufactured or assembled by the Company. Outside of the United States, the Company's manufacturing operations are in Italy, Germany, France, Mexico and Australia. Allen Telecom's European operations outsource a substantial portion of product manufacturing labor to third parties. Wireless telecommunications engineering services are provided principally at one central facility and at customer locations. Products are sold directly through commissioned sales employees or through distributors and sales representatives to OEMs, common carriers and other large users of telecommunications products.

         In 1996, the Company decided to exit the centralized automotive emissions testing business operated by its MARTA Technologies, Inc. subsidiary. The Company determined that the disposition of this business will allow it to fully devote management and financial resources to its expanding wireless communications product lines. Additional information regarding this development is incorporated herein by reference to Note 9 "Acquisitions and Dispositions," of the Notes to Consolidated Financial Statements" on pages 24 and 25, and to the "Discontinued Operations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 30 of Allen Telecom's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

WORKING CAPITAL
---------------

         The Company's products consist of manufactured products for which inventory levels are generally based on product demand. As previously indicated, the increase in international export sales generally resulted in extended collection periods as such receivables make up a greater proportion of trade receivables. This factor, in conjunction with the general increase in sales, has increased the working capital needs of the Company's business.

         In 1996, the Company entered into an agreement and made an equity investment in Nextwave Inc. ("Nextwave") in the amount of $5,000,000. Nextwave has agreed to purchase from the Company $50,000,000 of equipment and services through December 31, 2001. In connection with this purchase commitment, subject to certain preconditions that have not yet occurred, the Company will make available up to $50,000,000 of product financing in the form of secured, interest-bearing loans to be used solely to finance the purchase price of the equipment and services supplied by the Company, of which approximately $2,000,000 has been purchased and financed to date. The Company believes that its existing credit lines and continued positive cash flow from operations provide sufficient flexibility for this arrangement. Additional information regarding this agreement is incorporated herein by reference to the third paragraph of Note 5 "Commitment and Contingencies" of the Notes to the Consolidated Financial Statements on Page 20 of Allen Telecom's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

COMPETITION
-----------

         In each of Allen Telecom's product lines, competition is vigorous. The Company believes that it has established a major market position in the United States for mobile cellular telephone antennas, where competition is distributed among many manufacturers and importers. In its other product lines, the Company believes that it is among the major manufacturers and that competition is widely distributed. Allen Telecom's principal methods of competition include performance, service, warranty, market availability, product research and development, innovation and price. In certain of its product lines, the Company has augmented its own resources through licensing agreements with companies possessing complementary resources and technologies. The demand for equipment and services is primarily a function of the development of new and expanded wireless communications systems throughout the world, and Allen Telecom's ability to develop new products and technologies related to system coverage and capacity and components for other manufacturers' wireless communications systems.

MAJOR CUSTOMERS
---------------

         There is no single customer the loss of which would have a material adverse effect on the Company. However, four major telecommunications equipment companies accounted for approximately 22% (none individually greater than 10%) of sales in 1997. The balance of the Company's sales were widely distributed among many customers.

BACKLOG
-------

         The approximate order backlog as of December 31, 1997 and 1996 are as follows (amounts in thousands):

                                                                   1997        1996
                                                                   ----        ----

Wireless Communications Backlog .................                $115,176    $108,741

Backlog not expected to be filled within one year                    (489)     (1,935)
                                                                 --------    --------

Backlog expected to be filled in 1998 fiscal year                $114,687    $106,806
                                                                 ========    ========

         As previously noted, the Company entered into an agreement and made an equity investment in Nextwave in the amount of $5,000,000. Nextwave has agreed to purchase from the Company $50,000,000 of equipment and services through December 31, 2001. This purchase commitment has been excluded from the above-mentioned order backlog amounts.

         As previously noted, the Company has decided to exit the centralized automotive emissions testing business. Total backlog for this business was approximately $119,000,000 at December 31, 1997, of which approximately $23,000,000 is expected to be filled within one year.

PRODUCTION, RAW MATERIALS AND SUPPLIES
--------------------------------------

         In addition to manufacturing certain products, Allen Telecom also assembles at its facilities certain components manufactured for it by non-affiliated companies. The principal materials used in the production of Allen Telecom's products are electronic components, steel, aluminum, copper and plastics. These materials are purchased regularly from several producers and have been generally available in sufficient quantities to meet Allen Telecom's requirements, although occasionally shortages have occurred. The Company believes that the supplies of materials through the end of 1998 will be adequate.

PATENTS, LICENSES AND FRANCHISES
--------------------------------

         The Company owns a number of patents, trademarks and copyrights and conducts certain operations under licenses granted by others. Although the Company does not believe that the expiration or loss of any one of these items would materially affect its business considered as a whole, it does consider certain of them to be important to the conduct of its business in certain product lines. Business franchises and concessions are not of material importance to Allen Telecom.

RESEARCH AND DEVELOPMENT
------------------------

         The Company engages in research and development activities (substantially all of which are Company-sponsored) as part of its ongoing business. The Company emphasizes the development of new technologies, products and software for the wireless telecommunications markets. Currently, these development activities are not expected to require a material investment in assets. For information concerning these expenditures, see "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page 17 of Allen Telecom's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

ENVIRONMENTAL CONTROLS
----------------------

         The Company is subject to federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and financial liability to the Company. Additional information regarding environmental issues is incorporated herein by reference to the last paragraph of Note 5, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements on page 20 of Allen Telecom's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

EMPLOYEES
---------

         As of December 31, 1997, Allen Telecom had a total of approximately 3,300 employees.

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

INDUSTRY SEGMENTS, CLASSES OF PRODUCTS, FOREIGN OPERATIONS AND EXPORT SALES
---------------------------------------------------------------------------

         Information relating to the Company's classes of similar products or services, foreign and domestic operations and export sales is incorporated herein by reference to "Geographic Data" in Note 8 of the Notes to Consolidated Financial Statements on pages 22 and 23, and the information presented in the charts on pages 28 and 29, of Allen Telecom's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

         With the opportunities presented by the rapid deployment of wireless telecommunications systems throughout the world, the Company has seen extensive growth in international markets. The Company's export sales have increased to $104 million in 1997. This growth and the growth in non-European opportunities for our European produced products have encouraged the Company to continue to expand the size and number of its international sales and service offices. In the opinion of management, any financial risks inherent in Allen Telecom's existing foreign operations and sales are not substantially different than the financial risks inherent in its domestic operations.

                               ITEM 2 - PROPERTIES
                               -------------------


         At December 31, 1997, Allen Telecom's continuing operations were conducted in 37 facilities in 15 states and 18 foreign countries. Allen Telecom's wireless communications operations occupy approximately 999,000 square feet of space for manufacturing, assembly, warehousing, research and development, sales and administrative offices. Approximately 649,000 square feet are rented under operating leases. The Company's principal manufacturing facilities are located in Ohio, Texas, Virginia, Italy, Germany, France, Australia and Mexico.

         Information concerning the square footage of the Company's properties at December 31, 1997 is as follows (amounts in thousands):

                                                                    Domestic                   Foreign
                                                                    --------                   -------
                                                               Owned       Leased        Owned        Leased       Total
                                                               -----       ------        -----        ------       -----

Wireless communications                                         168          544          182           105         999
Discontinued centralized automotive emissions
testing business                                                 26          127           --            --         153
                                                                ---          ---          ---           ---       -----
           Total                                                194          671          182           105       1,152
                                                                ===          ===          ===           ===       =====


         Allen Telecom's machinery, plants, warehouses and offices are in good condition, and are reasonably suited and adequate for the purposes for which they are presently used and generally are fully utilized.

         Domestic leased facilities for the discontinued centralized automotive emissions testing business include approximately 100,000 square feet under a capital lease arrangement. In addition to the above, the Company owns a manufacturing facility of 84,000 square feet relating to a previously discontinued operation (which is leased to a third party), along with a manufacturing facility of 80,000 square feet which is not in use and is held for sale.


                           ITEM 3 - LEGAL PROCEEDINGS
                           --------------------------

         The information required by this Item is incorporated herein by reference to the fourth paragraph of Note 5, "Commitments and Contingencies", on page 20, and the tenth and eleventh paragraphs of Note 9, "Acquisitions and Dispositions" on page 24, of the Notes to Consolidated Financial Statements of Allen Telecom's 1997 Annual Report to Stockholders, a copy of which is filed as
Exhibit 13 to this Annual Report.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

         Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         The following list sets forth the names of the executive officers (as defined under rules promulgated by the Securities and Exchange Commission) of Allen Telecom, their ages and business experience during at least the last five years.

ROBERT G. PAUL - President and Chief Executive Officer; age 56.

         Mr. Paul has been President and Chief Executive Officer of the Company since February 1991. He was President and Chief Operating Officer of the Company from December 1989 to February 1991, Senior Vice President Finance from April 1987 to December 1989, Vice President-Finance from January 1987 to April 1987 and a Vice President from 1974 to January 1987. He also was President of the Antenna Specialists Company division of the Company's former subsidiary, Orion Industries, Inc. (a predecessor of the Company's wholly owned subsidiary, Allen Telecom Group, Inc. ("ATG"), which was merged into the Company in February
1997), from 1978 to June 1990. Mr. Paul joined the Company in 1970 as an Assistant to the President and also served as Assistant Treasurer from 1970 to 1972. He was elected Treasurer in 1972 and Vice President and Treasurer of the Company in 1974. Mr. Paul was appointed Vice President-Finance and Administration of the Antenna Specialists Company division of Allen Telecom's former subsidiary, Orion Industries, Inc. in 1976, its Vice President-Operations in 1977 and its President in 1978, while continuing as a Vice President of the Company.

ERIK H. VAN DER KAAY - Executive Vice President; age 57.

         Mr. van der Kaay joined the Company in 1990 as President of the Antenna Specialists Company division of the Company's former subsidiary, Orion Industries, Inc., and was President of ATG from June 1993 until its merger into the Company in February 1997. He was elected Vice President of the Company in February 1993 and was promoted to Executive Vice President in February 1997. Prior to joining Allen Telecom, Mr. van der Kaay was the Chief Executive Officer of Millitech Corporation, a developer and manufacturer of millimeter communication components and systems, South Deerfield, Massachusetts, from 1988 to 1990, and Group Vice President of Telecommunications at Avantek Inc., a developer and manufacturer of microwave radios and CATV systems, Santa Clara, California, from 1984 to 1988.

ROBERT A. YOUDELMAN - Executive Vice President, Chief Financial Officer and Assistant Secretary; age 56.

         Mr. Youdelman joined the Company in 1977 as Director of Taxes and was elected Vice President-Taxation in February 1980. In December 1989, he was elected Senior Vice President-Finance, Chief Financial Officer and Assistant Secretary of the Company and was promoted to Executive Vice President in February 1997. Mr. Youdelman is an attorney.

PETER G. DEVILLIERS - Vice President; age 44.

         Mr. deVilliers joined the Company in July 1992 upon the acquisition by the Company of Alliance Telecommunications Corporation ("Alliance"), Dallas, Texas, where he served as Vice President-Marketing and Sales since joining Alliance in March 1991. Mr. deVilliers served as Vice President-Strategic Planning for ATG upon the merger of Alliance into ATG in June 1993 until February 1997. In February 1997, he was elected Vice President of Allen Telecom.

JAMES L. LEPORTE, III - Vice President, Treasurer and Controller; age 43.

         Mr. LePorte joined the Company in 1981 as Senior Financial Analyst. In 1983, he was appointed Manager of Financial Analysis, and, in 1984, was named Assistant Controller. Mr. LePorte was elected Controller of the Company in April 1988; a Vice President in December 1990; and Treasurer of the Company in September 1995.

MCDARA P. FOLAN, III - Vice President, Secretary and General Counsel; age 39.

         Mr. Folan joined the Company in August 1992 as Corporate Counsel and was elected Secretary and General Counsel in September 1992 and Vice President in December 1994. Prior to joining Allen Telecom, Mr. Folan was affiliated with the law firm of Jones, Day, Reavis and Pogue, Cleveland, Ohio, from September 1987 to August 1992. Mr. Folan is an attorney.


There is no family relationship between any of the foregoing officers. All officers of Allen Telecom hold office until the first meeting of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

                                     PART II
                                     -------

 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
 ------------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the last paragraph of Note 2, "Financing," of the Notes to Consolidated Financial Statements on page 18, and to "Exchange Listings," "Market Price Range of Common Stock," "Dividends Declared On Common Stock" and "Stockholders" on the inside back cover of the Registrant's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

                        ITEM 6 - SELECTED FINANCIAL DATA
                        --------------------------------

         The information required by this Item is incorporated herein by reference to "Five Year Summary of Operations" on page 32, and to "Dividends Declared on Common Stock" on the inside back cover, of the Registrant's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.


    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

         The information required by this Item is incorporated herein by reference to pages 28 to 31 of the Registrant's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Allen Telecom's 1997 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements by the Company, including, among others, the costs and timetable for new product development, the health and economic stability of the world and national markets, the uncertain level of purchases by current and prospective customers of the Company's products and services, the impact of competitive products and pricing, the potential impacts of the Company's attempts to sell its discontinued operations in the automotive vehicle emissions testing business, the pace and success of development of geolocation systems and the ultimate market value of the Company's investments in telecommunications ventures.


      ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      --------------------------------------------------------------------

         This Item is not applicable for the fiscal year ending December 31, 1997 as the Company's total market capitalization is less than $2.5 billion.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity on pages 12 to 15, to the Notes to Consolidated Financial Statements on pages 16 to 26, and to the "Report of Independent Accountants" on page 27, of the Registrant's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.


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

                                    PART III
                                    --------


            ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
            --------------------------------------------------------

         The information required by this Item relating to the Company's executive officers is included on pages 8 to 9 hereof under "EXECUTIVE OFFICERS OF THE REGISTRANT" and is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Employment, Termination of Employment and Change of Control Arrangements" on pages 14 to 16 of the Registrant's definitive proxy statement dated March 19, 1998 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934. The other information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Information Regarding Nominees" on pages 1 to 3 of the Registrant's definitive proxy statement dated March 19, 1998 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


                        ITEM 11 - EXECUTIVE COMPENSATION
                        --------------------------------

         The information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS Compensation of Directors" on pages 4 to 5, and to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT" on pages 5 to 18, of the Registrant's definitive proxy statement dated March 19, 1998 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to "STOCK OWNERSHIP" on pages 18 to 20 of the Registrant's definitive proxy statement dated March 19, 1998 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

         The information required by this Item is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Transactions with Executive Officers and Directors" on page 18 of the Registrant's definitive proxy statement dated March 19, 1998 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                                     PART IV
                                     -------

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   --------------------------------------------------------------------------

(a)(1)    FINANCIAL STATEMENTS OF THE REGISTRANT
          --------------------------------------

     The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 13, 1998, are incorporated herein by reference to pages 12 to 27 of the Registrant's 1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

          Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

          Consolidated Balance Sheets at December 31, 1997 and 1996

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

          Report of Independent Accountants

   (2)    FINANCIAL STATEMENT SCHEDULES
          -----------------------------

     The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14(a)(1) above:

          FINANCIAL STATEMENT SCHEDULES OF THE REGISTRANT
          -----------------------------------------------

          Report of Independent Accountants, on page 13 of this Annual Report, relating to the financial statement schedule

          Valuation and Qualifying Accounts Schedule, on page 14 of this Annual Report

     Schedules other than the schedule listed above are omitted because they are not required or are not applicable.

     (3)    EXHIBITS*
            --------

     The information required by this Item relating to Exhibits to this Annual Report is included in the Exhibit Index on pages 17 to 25 hereof.


(b)  REPORTS ON FORM 8-K
     -------------------

     None.


--------

*A copy of any of the Exhibits to this Annual Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------




To the Board of Directors and Stockholders of  Allen Telecom Inc.:




     Our report on the consolidated financial statements of Allen Telecom Inc. has been incorporated by reference in this Annual Report on Form 10-K from page 27 of the 1997 Annual Report to Stockholders of Allen Telecom Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on page 12 of this Form 10-K Annual Report.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                        COOPERS & LYBRAND L.L.P.










Cleveland, Ohio
February 13, 1998

                               ALLEN TELECOM INC.
                               ------------------
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  ---------------------------------------------
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                   -------------------------------------------
                             (AMOUNTS IN THOUSANDS)
                             ----------------------

                Column A              Column B                         Column C                      Column D         Column E
---------------------------------  ---------------    ------------------------------------------- ----------------    -----------
                                      Balance                          Additions
                                                      ------------------------------------------                       Balance
                                         at                 Charged to              Charged         Deductions          at End
                                     Beginning              Costs and              to Other           from               of
               Description           of Period               Expenses              Accounts          Reserves           Period
--------------------------------  ----------------    ----------------------- ------------------  ------------------  -----------
Allowance for doubtful accounts:
    1997                               $1,610                  796                    -                     472 (1)      $1,934
                                       ======                  ===                    =                ========          ======
    1996                               $1,232                  825                    -                     447 (1)      $1,610
                                       ======                  ===                    =                ========          ======
    1995                               $1,684                  592                    -                  1,044 (1)(2)    $1,232
                                       ======                  ===                    =                =======           ======

Inventory Reserves:
    1997                               $7,362                 8,646                   -                  8,401 (3)       $7,607
                                       ======                 =====                   =                =======           ======
    1996                               $7,758                 8,913                   -                  9,309 (3)       $7,362
                                       ======                 =====                   =                =======           ======
    1995                               $7,979                 7,738                   -                  7,959 (3)       $7,758
                                       ======                 =====                   =                =======           ======

(1) Represents the write-off of uncollectible accounts, less recoveries.

(2) Includes the elimination of related balances for its Truck Products Business spun off in 1995.

(3) Represents the write-off of inventory, less recoveries.

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

                                        THE ALLEN GROUP INC.
                                        --------------------
                                           (Registrant)

                                        By      /s/ Robert A. Youdelman
                                            ---------------------------
                                            Robert A. Youdelman
                                            Senior Vice President-Finance

Date:   March 19, 1998
        --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/ Robert G. Paul                                                     March 19, 1998
   ---------------------------------------------
   Robert G. Paul, President, Chief Executive
   Officer and Director
   (Principal Executive Officer)

    /s/ Robert A. Youdelman                                                March 19, 1998
   ---------------------------------------------
   Robert A. Youdelman, Senior Vice President-
   Finance (Principal Financial Officer)

    /s/ James L. LePorte                                                   March 19, 1998
   ---------------------------------------------
   James L. LePorte, Vice President, Treasurer
   and Controller (Principal Accounting Officer)

    /s/ Philip W. Colburn                                                  March 19, 1998
   ---------------------------------------------
   Philip W. Colburn, Chairman of the Board
   and Director

    /s/ Jill K. Conway                                                     March 19, 1998
   ---------------------------------------------
   Jill K. Conway, Director


    /s/ Albert H. Gordon                                                   March 19, 1998
   ---------------------------------------------
   Albert H. Gordon, Director

   /s/ William O. Hunt                                                     March 19, 1998
   ---------------------------------------------
   William O. Hunt, Director

    /s/ J. Chisholm Lyons                                                  March 19, 1998
   ---------------------------------------------
   J. Chisholm Lyons, Director

    /s/ John F. McNiff                                                     March 19, 1998
   ---------------------------------------------
   John F. McNiff, Director

    /s/ Charles W. Robinson                                                March 19, 1998
   ---------------------------------------------
   Charles W. Robinson, Director

    /s/ William M. Weaver, Jr.                                             March 19, 1998
   ---------------------------------------------
   William M. Weaver, Jr., Director




                                  EXHIBIT INDEX
                                  -------------

Exhibit Numbers                                                                                      Pages
---------------                                                                                      -----
     (3)    Certificate of Incorporation and By Laws -

            (a)     Restated Certificate of Incorporation (filed as Exhibit Number 3(a)
                    to Registrant's Form 10-K Annual Report for the fiscal year ended
                    December 31, 1984 (Commission file number 1-6016) and
                    incorporated herein by reference)..........................................         -

            (b)     Certificate of Amendment of Restated Certificate of Incorporation
                    (filed as Exhibit Number 3(c) to Registrant's Form 10-K Annual
                    Report for the fiscal year ended December 31, 1987 (Commission
                    file number 1-6016) and incorporated herein by reference)..................        -

            (c)     Certificate of Amendment of Restated Certificate of Incorporation
                    (filed as Exhibit Number 3(g) to Registrant's Form 10-K Annual
                    Report for the fiscal year ended December 31, 1993 (Commission
                    file number 1-6016) and incorporated herein by reference) .................        -

            (d)     Certificate of Ownership and Merger Merging Allen Telecom Group,
                    Inc. into The Allen Group Inc. (filed as Exhibit Number 3(i) to
                    Registrant's Form 10-K Annual Report for the fiscal year ended
                    December 31, 1996 (Commission file number 1-6016) and
                    incorporated herein by reference)..........................................        -

            (e)     Certificate of Designation, Preferences and Rights of Series C
                    Junior Participating Preferred Stock ......................................        -

            (f)     By-Laws, as amended through December 4, 1997...............................        26

     (4) Instruments defining the rights of security holders -

            (a)     Rights Agreement, dated as of January 20, 1998, between the
                    Registrant and Harris Trust Company of New York, as Rights
                    Agent (filed as Exhibit Number 4.1 to Registrant's Form 8-K
                    Current Report dated January 5, 1998 (Commission file number
                    1-6016) and incorporated herein by reference) .............................        -

            (b)     Amended and Restated Credit Agreement, dated as of November 11,
                    1996, among the Registrant, MARTA Technologies, Inc., the Banks signatories thereto, and Bank of Montreal, as agent (filed as
                    Exhibit Number 4 to Registrant's Form 10-Q Quarterly Report for
                    the quarterly period ended September 30, 1996 (Commission file
                    number 1-6016) and incorporated herein by reference)........................       -

            (c)     Note Purchase Agreement, dated as of November 1, 1997, among
                    the Registrant and the insurance companies signatories thereto..............       42

                    Additional information concerning Registrant's long-term debt is set forth in Note 2, "Financing," of the Notes to Consolidated Financial Statements on page 17 of Registrant's
                    1997 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report. Other than the Credit
                    Agreement and Note Purchase Agreement

                    referred to above, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries;
                    therefore, in accordance with paragraph (iii) of Item 4 of
                    Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange
                    Commission upon request.

  (10) Material contracts (Other than Exhibit 10(a), all of the exhibits listed as material contracts hereunder are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to
                    Item 14(c) of this Report.). -

            (a)     Contribution Agreement, dated September 29, 1995, between
                    Registrant and TransPro, Inc. (filed as Exhibit Number 2.1 to Registrant's Form 8-K dated October 12, 1995) (Commission
                    file number 1-6016) and incorporated herein by reference) ......................      -

            (b)     Allen Telecom Inc. 1982 Stock Plan, as amended through
                    November 3, 1987 (filed as Exhibit Number 10(c) to Registrant's
                    Form 10-K Annual Report for the fiscal year ended December 31,
                    1987 (Commission file number 1-6016) and incorporated
                    herein by reference) ...........................................................      -

            (c)     Amendment, dated as of December 4, 1990, to the Allen Telecom Inc.
                    1982 Stock Plan, as amended (filed as Exhibit Number 10(d)
                    to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and
                    incorporated herein by reference) ..............................................      -

            (d)     Amendment, dated as of June 14, 1995, to the Allen Telecom Inc.
                    1982 Stock Plan, as amended (filed as Exhibit Number 10.1 to
                    Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1995 (Commission file number 1-6016)
                    and incorporated herein by reference) ..........................................      -

            (e)     Amendment, dated as of February 28, 1997, to the Allen Telecom Inc.
                    1982 Stock Plan, as amended (filed as Exhibit Number 10(e) to
                    Registrant's Form 10-K Annual Report for the fiscal year ended
                    December 31, 1996 (Commission file number 1-6016) and incorporated
                    herein by reference)............................................................      -

            (f)     Form of Restricted Stock Agreement pursuant to the Allen Telecom
                    Inc. 1982 Stock Plan, as amended (filed as Exhibit Number 10(e)
                    to Registrant's Form 10-K Annual Report for the fiscal year ended
                    December 31, 1990 (Commission file number 1-6016) and
                    incorporated herein by reference)...............................................      -

            (g)     Allen Telecom Inc. 1992 Stock Plan (filed as Exhibit Number 10(f) to
                    Registrant's Form 10-K Annual Report for the fiscal year ended
                    December 31, 1992 (Commission file number 1-6016) and incorporated
                    herein by reference)............................................................      -


            (h)     Amendment to the Allen Telecom Inc. 1992 Stock Plan, dated
                    September 13, 1994 (filed as Exhibit Number 10 to the Registrant's
                    Form 10-Q Quarterly Report for the quarterly period ended
                    September 30, 1994 (Commission file number 1-6016) and incorporated
                    herein by reference)..............................................................      -

            (i) Second Amendment to the Allen Telecom Inc. 1992 Stock Plan, dated February 23, 1994 (filed as Exhibit Number 10(h) to
                    Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1994 (Commission file number 1-6016) and incorporated herein by reference).. -

            (j)     Third Amendment to the Allen Telecom Inc. 1992 Stock Plan, dated
                    February 23, 1994 (filed as Exhibit Number 10(i) to Registrant's
                    Form 10-K Annual Report for the fiscal year ended December 31,
                    1994 (Commission file number 1-6016) and incorporated herein by
                    reference) .......................................................................      -

            (k)     Fourth Amendment to the Allen Telecom Inc. 1992 Stock Plan, dated as of June 14, 1995 (filed as Exhibit Number 10.2 to Registrant's
                    Form 10-Q Quarterly Report for the quarterly period ended June 30,
                    1995 (Commission file number 1-6016) and incorporated herein by
                    reference)........................................................................      -

            (l)     Fifth Amendment to the Allen Telecom Inc. 1992 Stock Plan,
                    dated as of February 28, 1997 (filed as Exhibit Number 10(l)
                    to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission File number 1-6016) and
                    incorporated herein by reference).................................................      -

            (m)     Form of Restricted Stock Agreement pursuant to Allen Telecom Inc.
                    1992 Stock Plan (Salary Increase Deferral), dated April 28, 1992, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(g) to Registrant's Form 10-K Annual
                    Report for the fiscal year ended December 31, 1992 (Commission file
                    number 1-6016) and incorporated herein by reference) .............................      -

            (n)     Form of Restricted Stock Agreement pursuant to Allen Telecom
                    Inc. 1992 Stock Plan (Salary Increase Deferral), dated
                    November 30, 1993, entered into by the Registrant with
                    certain executive and divisional officers (filed as Exhibit
                    Number 10(g) to Registrant's Form 10-K Annual Report for the
                    fiscal year ended December 31, 1993 (Commission file number 1-6016)
                    and incorporated herein by reference).............................................      -

            (o)     Amendment to Restricted Stock Agreements pursuant to 1992 Stock
                    Plan (Salary Increase Deferral), dated February 22, 1995 (filed as
                    Exhibit Number 10(l) to Registrant's Form 10-K Annual Report for the
                    fiscal year ended December 31, 1994 (Commission file number 1-6016)
                    and incorporated herein by reference) ............................................      -

            (p)     Amendment to Restricted Stock Agreements pursuant to 1992
                    Stock Plan (Salary Increase Deferral), dated April 25, 1997
                    (filed as Exhibit Number 10 to Registrant's Form 10-Q
                    Quarterly Report for the quarter ended March 31, 1997
                    (Commission file number 1-6016) and incorporated herein by
                    reference)........................................................................      -


            (q)     Amendment to 1992 Restricted Stock Agreements pursuant to
                    1992 Stock Plan (Salary Increase Deferral), dated February
                    17, 1998...........................................................................     141

            (r)     Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on September 12, 1989 (filed as Exhibit
                    Number 10(e) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1989 (Commission file number 1-6016)
                    and incorporated herein by reference) .............................................      -

            (s)     Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on February 19, 1997 (filed as Exhibit
                    Number 10(q) to Registrant's Form 10-K Annual Report for the
                    Fiscal year ended December 31, 1996 (Commission filed number
                    1-6016) and incorporated herein by reference)......................................     -

            (t)     Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                    (filed as Exhibit A to Registrant's Proxy Statement dated March 17,
                    1994 (Commission file number 1-6016) and incorporated herein by
                    reference) ........................................................................     -

            (u)     First Amendment, dated as of February 28, 1997, to the Allen
                    Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                    (filed as Exhibit Number 10(s) to Registrant's Form 10-K
                    Annual Report for the fiscal year ended December 31, 1996
                    (Commission file number 1-6016) and incorporated herein by reference)..............     -

            (v)     Second amendment, dated as of February 17, 1998, to the Allen
                    Telecom Inc. 1994 Non-Employee Directors Stock Option Plan.........................     142

            (w)     Form of  Non-Qualified Option to Purchase Stock pursunt to the Allen
                    Telecom Inc. 1994 Non-Employee Directors Stock Option Plan (filed as Exhibit Number 10(o) to Registrant's Form 10-K Annual Report
                    for the fiscal year ended December 31, 1994 (Commission file
                    number 1-6016) and incorporated herein by reference................................     -

            (x)     Allen Telecom Inc. Amended and Restated Key Management
                    Deferred Bonus Plan (incorporating all amendments through
                    February 27, 1992) (filed as Exhibit Number 10(i) to
                    Registrant's Form 10-K Annual Report for the fiscal year
                    ended December 31, 1992 (Commission file
                    number 1-6016) and incorporated herein by reference) ..............................     -

            (y)     Amendment, dated as of February 28, 1997, to the Allen
                    Telecom Inc. Amended and Restated Key Management Deferred
                    Bonus Plan (filed as Exhibit Number 10(v) to Registrant's
                    Form 10-K Annual Report for the fiscal year ended December
                    31, 1996 (Commission file number 1-6016) and incorporated
                    herein by reference)...............................................................     -

            (z)     Form of Restricted Stock Agreement pursuant to the Allen Telecom Inc.
                    1992 Stock Plan and Key Management Deferred Bonus Plan
                    (filed as Exhibit Number 10(j) to Registrant's Form 10-K Annual
                    Report for the fiscal year ended December 31, 1992 (Commission
                    file number 1-6016) and incorporated herein by reference)..........................     -



            (aa)    Form of Severance Agreement, dated as of November 3, 1987, entered into by the Registrant with certain executive officers, officers and division presidents (filed as Exhibit Number 10(g) to
                    Registrant's Form 10-K Annual Report for the fiscal year ended
                    December 31, 1987 (Commission file number 1-6016) and
                    incorporated herein by reference)..........................................          -

           (bb)     Form of Amendment, dated December 5, 1989, to Severance
                    Agreement entered into by the registrant with certain
                    executive officers, officers and division presidents (filed as Exhibit Number 10(j) to Registrant's Form 10-K Annual
                    Report for the fiscal year ended December 31, 1989
                    (Commission file number 1-6016) and incorporated herein by reference).................................................................
                    -

           (cc)     Allen Telecom Inc. Master Discretionary Severance Pay Plan,
                    effective January 1, 1993 (filed as Exhibit Number 10(t) to
                    Registrant's Form 10-K Annual Report for the fiscal year ended
                    December 31, 1994 (Commission file number 1-6016) and
                    incorporated herein by reference)..........................................          -

           (dd)     First Amendment, dated as of February 28, 1997, to the Allen
                    Telecom Inc. Master Discretionary Severance Pay Plan (filed as Exhibit Number 10(aa) to Registrant's Form 10-K Annual
                    Report for the fiscal year ended December 31, 1996 (Commission
                    file number 1-6016) and incorporated herein by reference)..................          -

           (ee)     Allen Telecom Inc. Key Employee Severance Policy adopted
                    by the Registrant on November 3, 1987 (filed as Exhibit Number
                    10(h) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number
                    1-6016) and incorporated herein by reference)..............................          -

           (ff)     Amendment, dated May 14, 1991, to the Allen Telecom Inc. Key
                    Employee Severance Policy adopted by the Registrant on
                    November 3, 1987 (filed as Exhibit Number 10(n) to
                    Registrant's Form 1-K Annual Report for the fiscal year
                    ended December 31, 1992 (Commission file number 1-6016) and
                    incorporated herein by reference)..........................................          -

           (gg)     Amendment No. 2, dated February 22, 1996, to the Allen
                    Telecom Inc. Key Employee Severance Policy (filed as
                    Exhibit Number 10(x) to Registrant's Form 10-K Annual
                    Report for the fiscal year ended December 31, 1995 (Commission
                    file number 1-6016) and incorporated herein by reference)..................          -

           (hh)     Amendment No. 3, dated as of September 12, 1996, to the
                    Allen Telecom Inc. Key Employee Severance Policy (filed as
                    Exhibit Number 10 to Registrant's Form 10-Q Quarterly Report
                    for the quarter ended September 30, 1996 (Commission file
                    Number 1-6016) and incorporated herein by reference).......................          -

           (ii)     Amendment No. 4, dated as of February 28, 1997, to the Allen
                    Telecom Inc. Key Employee Severance Policy (filed as Exhibit
                    Number 10(ff) to Registrant's Form 10-K Annual Report for
                    the fiscal year ended December 31, 1996 (Commission file
                    number 1-6016) and incorporated herein by reference).......................          -

           (jj)     Employment Agreement, dated June 28, 1998, between the
                    Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(m) to
                    Registrant's Form 10-K Annual Report for the fiscal year ended
                    December 31, 1988 (Commission file number 1-6016) and
                    incorporated herein by reference)..........................................          -

           (kk)     Amendment, dated as of February 27, 1992, of Employment
                    Agreement, dated June 28, 1988, between the Registrant and
                    Philip Wm. Colburn (filed as Exhibit Number 10(p) to Registrant's
                    Form 10-K Annual Report for the fiscal year ended December
                    31, 1992 (Commission file number 1-6016) and incorporated
                    herein by reference).......................................................          -

           (ll)     Amendment, dated as of February 26, 1991, of Employment
                    Agreement, dated June 28, 1998, between the Registrant and
                    Philip Wm. Colburn (filed as Exhibit Number 10(n) to Registrant's
                    Form 10-K Annual Report for the fiscal year ended December
                    31, 1990 (Commission file number 1-6016) and incorporated
                    herein by reference).......................................................          -

           (mm)     Amendment and Restated Post Employment Consulting Agreement,
                    dated as of December 20, 1990, between the Registrant and
                    Philip Wm. Colburn (filed as Exhibit Number 10(o) to
                    Registrant's Form 10-K Annual Report for the fiscal year
                    ended December 31, 1990 (Commission file number 1-6016)
                    and incorporated herein by reference)......................................          -

           (nn)     First Amendment to Amended and Restated Post Employment
                    Consulting Agreement, dated as of February 19, 1997, between the Registrant and Philip Wm. Colburn (filed as Exhibit
                    Number 10(kk) to Registrant's Form 10-K Annual Report for
                    the fiscal year ended December 31, 1996 (Commission file
                    number 1-6016) and incorporated herein by reference).......................          -

           (oo)     Amended and Restated Supplemental Pension Benefit Agreement,
                    dated as of December 20, 1990, between the Registrant and
                    Philip Wm. Colburn (filed as Exhibit Number 10(p) to
                    Registrant's Form 10-K Annual Report for the fiscal year
                    ended December 31 1990 (Commission file number 1-6016) and
                    incorporated herein by reference)..........................................          -

           (pp)     Amendment, dated as of August 1, 1997, of Amended and Restated
                    Supplemental Pension Benefit Agreement, dated as of December 20,
                    1990, between the Registrant and Philip Wm. Colburn........................         143

           (qq)     Insured Supplemental Retirement Benefit Agreement, dated as of
                    September 4, 1985, between the Registrant and Philip Wm. Colburn
                    (filed as Exhibit Number 10(l) to Registrant's Form 10-K Annual
                    Report for the fiscal year ended December 31, 1987 (Commission
                    file number 106016) and incorporated herein by reference)..................          -

           (rr)     Split Dollar Insurance Agreement, dated as of July 1, 1991, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(u)
                    to Registrant's Form 10-`K Annual Report for the fiscal year ended
                    December 31, 1992 (Commission file number 1-6016) and incorporated
                    herein by reference).......................................................          -

           (ss)     Supplemental Pension Benefit Agreement, dated as of December 6,
                    1983, between the Registrant and J. Chisholm Lyons (filed as
                    Exhibit Number 10 (r)  to Registrant's Form 10-K Annual Report for
                    the fiscal year ended December 31, 1983 (Commission file
                    number 1-6016) and incorporated herein by reference).......................         -

           (tt)     Amendment, dated as of December 20, 1990, of Supplemental
                    Pension Benefit Agreement, dated as of December 6, 1983,
                    between the Registrant and J. Chisholm Lyons (filed as
                    Exhibit Number 10(s) to Registrant's Form 10-K Annual Report
                    for the fiscal year ended December 31, 1990 (Commission file
                    number 1-6016) and incorporated herein by reference).......................         -

           (uu)     Amendment, dated as of August 1, 1997 of Supplemental
                    Pension Benefit Agreement, dated as of December 6, 1983
                    between the Registrant and J. Chisholm Lyons...............................        146

           (vv)     Post Employment Consulting Agreement, dated as of
                    September 12, 1989, between the Registrant and J. Chisholm
                    Lyons (filed as Exhibit Number 10(s) to Registrant's Form 10-K
                    Annual Report for the fiscal year ended December 31, 1989
                    (Commission file number 1-6016) and incorporated herein by
                    reference).................................................................         -

           (ww)     Amendment, dated as of December 20, 1990, of Post Employment
                    Consulting Agreement, dated as of September 12, 1989 between the Registrant and J. Chisholm Lyons (filed as Exhibit
                    Number 10(u) to Registrant's Form 10-K Annual Report for the
                    fiscal year ended December 31, 1990 (Commission
                    file number 1-6016) and incorporated herein by reference)..................         -

           (xx)     Employment Agreement, dated June 25, 1991, between the
                    Registrant and Robert G. Paul (filed as Exhibit Number 10(x)
                    to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (Commission file number
                    1-6016) and incorporated herein by reference)..............................         -

           (yy)     Supplemental Target Pension Benefit Agreement, dated as
                    of January 1, 1996, between the Registrant and Robert G.
                    Paul (filed as Exhibit Number (kk) to Registrant's Form 10-K
                    Annual Report for the fiscal year ended December 31, 1995
                    (Commission file number 1-6016) and incorporated herein by
                    reference).................................................................         -

           (zz)     Amendment, dated as of August 1, 1997, of Supplemental
                    Target Pension Benefit Agreement, dated as of January 1, 1996,
                    between the Registrant and Robert G. Paul..................................        148

           (aaa)    Form of Split Dollar Insurance Agreement, dated as of November
                    1, 1991, entered into by the registrant with certain executive and divisional officers (filed as Exhibit Number 10(bb) to Registrant's
                    Form 10-K Annual Report for the fiscal year ended December
                    31, 1992 (Commission file number 1-6016) and incorporated
                    herein by reference).......................................................          -

           (bbb)    Allen Telecom Inc. Deferred Compensation Plan, effective
                    December 1, 1995 (filed as Exhibit Number 10(mm) to
                    Registrant's Form 10-K Annual Report for the fiscal year
                    ended December 31, 1995 (Commission file number 1-6016)
                    and incorporated herein by reference)......................................          -

           (ccc)    First Amendment to the Allen Telecom Inc. Deferred
                    Compensation Plan dated as of February 28, 1997 (filed as
                    Exhibit Number 10(ww) to Registrant's Form 10-K Annual
                    Report for the fiscal year ended December 31, 1996 (Commission
                    file number 1-6016) and incorporated herein by reference)..................          -

           (ddd)    Allen Telecom Inc. Restoration Plan, effective January 1, 1996
                    (filed as Exhibit Number 10(nn) to Registrant's Form 10-K
                    Annual Report for the fiscal year ended December 31, 1995
                    (Commission file number 1-6016) and incorporated herein by
                    reference).................................................................          -

           (eee)    First Amendment to the Allen Telecom Inc. Restoration Plan,
                    dated as of February 28, 1997 (filed as Exhibit Number
                    10(yy) to Registrant's Form 10-K Annual Report for the
                    fiscal year ended December 31, 1996 (Commission file number
                    1-6016) and incorporated herein by reference)..............................          -

           (fff)    Comsearch Division Supplemental Savings Plan, effective
                    January 1, 1995 (filed as Exhibit Number 10(oo) to Registrant's
                    Form 10-K Annual Report for the fiscal year ended December 31,
                    1995 (Commission file number 1-6016) and incorporated herein
                    by reference)..............................................................          -

           (ggg)    First Amendment to the Comsearch Division Supplemental
                    Savings Plan, dated as of February 28, 1997 (filed as
                    Exhibit Number 10(aaa) to Registrant's Form 10-K Annual
                    Report for the fiscal year ended December 31, 1996
                    (Commission file number 1-6016) and incorporated herein by reference)......          -

           (hhh)    Form of Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number
                    10(pp) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995 (Commission file number 1-6016)
                    and incorporated herein by reference)......................................          -

           (iii)    Form of Amendment, dated as of August 1, 1997, of Supplemental
                    Target Pension Benefit Agreement, dated as of January 1, 1996, entered into by the Registrant with certain executive and divisional
                    officers...................................................................        151

           (jjj)    Allen Telecom Inc. Executive Benefit Plan, as amended and
                    restated effective October 15, 1997........................................        154

(11)       Statement re Computation of Earnings Per Common Share...............................        175

(13)       1997 Annual Report to Stockholders*.................................................        176


(21)       Subsidiaries of the Registrant......................................................        212

(23)       Consent of Independent Accountants..................................................        214

(27)       Financial Data Schedule.............................................................        215

* Furnished for the information of the Securities and Exchange Commission and not to be deemed "Filed" as part of this Report except for the Consolidated Financial Statements of the Registrant and the Accountants' Report on pages 12 to 27 of said Annual Report to Stockholders and the other information incorporated by reference) in Items 1 and 3 of Part I hereof and Items 5 to 8 of Part II hereof.

A copy of any of these Exhibits will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.