Form 10-Q
period 1998-03-31
ALLEN TELECOM INC
filed 1998-05-12
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                             ----------------------
                                    FORM 10-Q
 (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998
                                        --------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from  Not Applicable  to
                                --------------       ------------------

         Commission file number         1-6016
                                        ------

                               ALLEN TELECOM INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

 Delaware                                            38-0290950
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

25101 Chagrin Boulevard, Suite 350, Beachwood, Ohio              44122
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

(Registrant's Telephone Number, Including Area Code)           (216) 765-5818
                                                              ---------------

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

                                                       Yes   X    No
                                                            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                   Outstanding at
         Class of Common Stock                     April 30, 1998
         ---------------------                     --------------

         Par value $1.00 per share                 27,316,078
                                                   ----------

                               ALLEN TELECOM INC.
                               ------------------

                                TABLE OF CONTENTS
                                -----------------



                                                                                                         Page
                                                                                                          No.
                                                                                                      ------------
PART  I.        FINANCIAL INFORMATION:

                ITEM 1 - FINANCIAL STATEMENTS:

                        CONSOLIDATED CONDENSED BALANCE SHEETS -
                            March 31, 1998 and December 31, 1997                                           3

                        CONSOLIDATED CONDENSED STATEMENTS OF
                            INCOME - Three Months Ended
                            March 31, 1998 and 1997                                                        4

                        CONSOLIDATED CONDENSED STATEMENTS OF
                            CASH FLOWS - Three Months Ended
                            March 31, 1998 and 1997                                                        5

                        CONSOLIDATED CONDENSED STATEMENTS OF
                            STOCKHOLDERS' EQUITY - Three Months Ended
                            March 31, 1998 and 1997                                                        6

                        NOTES TO CONSOLIDATED CONDENSED
                            FINANCIAL STATEMENTS                                                         7 - 9

                ITEM 2 -    MANAGEMENT'S DISCUSSION AND
                            ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS                                                   10 - 12

                ITEM 3 -    QUANTITATIVE AND QUALITATIVE
                            DISCLOSURES ABOUT MARKET RISK                                                  13

PART II.        OTHER INFORMATION:

                ITEM 2 - CHANGES IN SECURITIES AND USE
                         OF PROCEEDS                                                                       13

                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                               13 - 14

                SIGNATURES                                                                                 15

                EXHIBIT INDEX                                                                              16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------
                               ALLEN TELECOM INC.
                               ------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in Thousands)

                                                                                                   March 31,         December 31,
                                                                                                     1998                1997
                                                                                                 ------------        ------------
                                                                                                  (Unaudited)
ASSETS:
   Current Assets:
      Cash and equivalents                                                                        $  23,618           $  30,775
      Accounts receivable (less allowance for doubtful
         accounts of $2,022 and $1,934, respectively)                                               112,083             105,714

      Inventories:    Raw materials                                                                  48,535              49,583
                      Work in process                                                                25,123              24,505
                      Finished goods                                                                 23,876              19,680
                                                                                                    -------             -------
          Total inventories                                                                          97,534              93,768
                                                                                                    -------             -------
      Assets of discontinued emissions testing business                                                 997               1,034
      Other current assets (Note 2)                                                                  24,317              10,745
                                                                                                    -------             -------
             Total current assets                                                                   258,549             242,036

   Property, plant and equipment, net                                                                59,174              60,543
   Excess of cost over net assets of businesses acquired                                            126,228             126,923
   Assets of discontinued emissions testing business                                                 32,779              32,329
   Other assets (Note 2)                                                                             29,968              52,602
                                                                                                    -------             -------
         TOTAL ASSETS                                                                              $506,698            $514,433
                                                                                                    =======             =======
LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities of long-term
         obligations                                                                                $ 6,584            $  6,119
      Accounts payable                                                                               52,003              75,195
      Accrued expenses                                                                               34,486              35,261
      Income taxes payable                                                                            9,825              13,197
      Deferred income taxes                                                                           1,271               1,249
                                                                                                    -------             -------
            Total current liabilities                                                               104,169             131,021
   Long-term debt                                                                                   122,998              97,915
   Deferred Income Taxes                                                                              2,591               6,818
   Other liabilities                                                                                 18,334              17,857
                                                                                                    -------             -------
         TOTAL LIABILITIES                                                                          248,092             253,611
                                                                                                    -------             -------
STOCKHOLDERS' EQUITY
   Common stock                                                                                      29,722              29,746
   Paid-in capital                                                                                  180,258             180,538
   Retained earnings                                                                                 76,429              70,091
   Accumulated other comprehensive income (loss) (Note 3)                                            (8,620)                207
   Less: Treasury stock (at cost)                                                                   (17,031)            (16,992)
             Unearned compensation                                                                   (2,152)             (2,768)
                                                                                                    -------             -------
     TOTAL STOCKHOLDERS' EQUITY                                                                     258,606             260,822
                                                                                                    -------             -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $506,698            $514,433
                                                                                                    =======             =======

See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   -------------------------------------------
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                                Three Months Ended
                                                    March 31,
                                            -------------------------
                                              1998            1997
                                              ----            ----
SALES                                       $ 113,369       $ 102,503
                                            ---------       ---------

Costs and expenses:
   Cost of sales                              (77,621)        (65,962)
   Selling, general and
     administrative expenses                  (16,307)        (16,153)
   Research and development and
     product engineering costs                 (7,625)         (6,686)

Other income, net (Note 2)                      1,164           1,525

Interest expense                               (1,564)           (806)
Interest income                                   376             286
                                            ---------       ---------

Income before taxes and
    minority interests                         11,792          14,707

Provision for income taxes                     (4,718)         (6,180)
                                            ---------       ---------

Income before minority
    interests                                   7,074           8,527

Minority interests                               (736)         (1,501)
                                            ---------       ---------

NET INCOME                                  $   6,338       $   7,026
                                            ---------       ---------

EARNINGS PER COMMON SHARE, BASIC AND
   DILUTED                                  $     .23       $     .26
                                            =========       =========

Weighted average common
     shares outstanding:
     Basic                                     27,160          26,650
     Assumed exercise of stock options            250             380
                                            ---------       ---------
     Diluted                                   27,410          27,030
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


                                                                        Three Months Ended
                                                                            March 31,
                                                                     -----------------------
                                                                       1998           1997
                                                                     --------       --------

Cash generated by operating activities                               $    240       $  8,529
                                                                     --------       --------

Cash flows from investing activities:
    Investment in telecommunications companies                        (27,583)        (5,000)
    Capital expenditures                                               (3,493)        (4,375)
    Sales and retirements of fixed assets                                  18            901
    Capitalized software product costs                                 (1,200)        (1,549)
    Sale of investment                                                      -            505
                                                                     --------       --------
    Cash used by investing activities                                 (32,258)        (9,518)
                                                                     --------       --------

Cash flows from financing activities:
    Net proceeds from  (repayments of) borrowings                      26,454         (2,614)
    Exercise of stock options                                              80            145
    Treasury stock sold to employee benefit plans                         424            437
                                                                     --------       --------
    Cash generated (used) by financing activities                      26,958         (2,032)
                                                                     --------       --------

Net cash used by discontinued vehicle
     emissions testing business                                        (1,441)        (1,274)
                                                                     --------       --------

Net cash used                                                          (6,501)        (4,295)

Effect of exchange rate changes on cash and equivalents                  (656)          (956)

Cash and equivalents at beginning of year                              30,775         23,879
                                                                     --------       --------
Cash and equivalents at end of period                                $ 23,618       $ 18,628
                                                                     ========       ========

Supplemental cash flow data:
      Depreciation and amortization included in "Cash generated
            by operating activities"                                 $  6,016       $  4,996

     Cash paid during the period for:
            Interest                                                      657          1,028
            Income taxes                                                6,248          1,379

See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
            ---------------------------------------------------------
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                            Accumulated
                                                                                               Other
                                                               Comprehensive   Retained    Comprehensive     Common      Unearned
                                                     Total     Income (Loss)   Earnings    Income (Loss)      Stock    Compensation
                                                  ------------ --------------- ---------- ----------------- ---------- -------------
FOR THE THREE MONTHS ENDED MARCH 31, 1998:

Beginning Balance, January 1, 1998                  $260,822                    $70,091         $207         $29,746      ($2,768)
Comprehensive Income:
  Net Income                                           6,338     $  6,338         6,338
                                                                 --------
  Other comprehensive income (loss):
    Unrealized gains on securities recorded to        (9,588)      (9,588)
     income
    Less tax on unrealized gains on securities         4,027        4,027
                                                    --------     --------
      Net unrealized gains on securities              (5,561)      (5,561)
    Foreign currency translation adjustments          (3,266)      (3,266)
                                                                 ---------
    Other comprehensive loss                                       (8,827)                    (8,827)
                                                                 ---------
    Comprehensive loss                                           $ (2,489)
                                                                 =========
Exercise of stock options                                 80                                                      14
Treasury stock reissued                                  424
Restricted Stock, net                                   (345)                                                    (38)         502
Amortization of unearned compensation                    114                                                                  114
                                                    --------                    -------      --------        -------      --------
Ending Balance, March 31, 1998                      $258,606                    $76,429      ($8,620)        $29,722      ($2,152)
                                                    ========                    =======      ========        =======      ========

FOR THE THREE MONTHS ENDED MARCH 31, 1997:

Beginning Balance, January 1, 1997                  $225,951                    $46,742        ($510)        $29,614      ($2,908)
Comprehensive income:
  Net Income                                           7,026      $  7,026       $7,026
  Other comprehensive income:
  Foreign currency translation adjustments            (2,196)       (2,196)                   (2,196)
                                                                   -------
  Comprehensive Income                                             $ 4,830
                                                                   =======
Exercise of stock options                                146                                                      48
Treasury stock reissued                                  438
Amortization of unearned compensation                    304                                                                  304
                                                    --------                    -------      --------        -------      --------
Ending Balance, March 31, 1997                      $231,669                    $53,768      ($2,706)        $29,662      ($2,604)
                                                    ========                    =======      ========        =======      ========



                                                  Treasury    Paid-In
                                                    Stock     Capital
                                                 ---------- ----------
FOR THE THREE MONTHS ENDED MARCH 31, 1998:

Beginning Balance, January 1, 1998                ($16,992)   $180,538
Comprehensive Income:
  Net Income

  Other comprehensive income (loss):
    Unrealized gains on securities recorded to
     income
    Less tax on unrealized gains on securities
      Net unrealized gains on securities
    Foreign currency translation adjustments

    Other comprehensive loss

    Comprehensive loss

Exercise of stock options                                           66
Treasury stock reissued                                198         226
Restricted Stock, net                                 (237)       (572)
Amortization of unearned compensation
                                                  ---------   --------
Ending Balance, March 31, 1998                    ($17,031)   $180,258
                                                  =========   ========

FOR THE THREE MONTHS ENDED MARCH 31, 1997:

Beginning Balance, January 1, 1997                ($17,932)   $170,945
Comprehensive income:
  Net Income
  Other comprehensive income:
  Foreign currency translation adjustments

  Comprehensive Income

Exercise of stock options                             (281)        379
Treasury stock reissued                                190         248
Amortization of unearned compensation
                                                  ---------   --------
Ending Balance, March 31, 1997                    ($18,023)   $171,572
                                                  =========   ========

See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


1.       General:
         --------

         In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and the consolidated results of its operations, cash flows and changes in stockholders' equity for the periods ended March 31, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1997 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 method of presentation.

2.       Investments in Telecommunication Companies:
         -------------------------------------------

         The Company owns common stock of RF Micro Devices, Inc., which completed an initial public offering of its common stock on June 3, 1997. The Company has approximately 1.0 million common shares classified as Trading at March 31, 1998 at a cost of $3.0 million. The investment has been adjusted to market value at March 31, 1998 of $14.9 million (included in "Other current assets") based on the NASDAQ closing rate of $14.625 ($12.7 million, at December 31, 1997 included in "Other assets"). The Company's investment was previously subject to certain trading restrictions, which were substantially eliminated in the first quarter of 1998, at which time the Company decided to sell its holdings in the near term. As a result, the Company transferred the unrealized appreciation in the pretax amount of $11.5 million, previously recorded in stockholders' equity, to "Other income, net" in the Consolidated Condensed Statements of Income. Future changes in unrealized holding gains related to this investment will be reflected in current earnings, prior to sale. The Company has an investment in and a receivable from NextWave Telecom Inc. ("NextWave"), who was previously awarded telecommunications licenses under a competitive auction bid process. In 1998, the Federal Communication Commission issued guidelines with respect to alternatives for certain C Block licensees in regard to the payment or return of licenses previously awarded. These guidelines were less favorable than had been requested by certain licensees. Accordingly, in the first quarter of 1998 the Company recognized an impairment in the entire value of its investment in and receivable from NextWave as a result of that action. Additionally, in the first quarter of 1998 the Company fully reserved an investment in a telecommunications company as a result of that company's

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)


         decision to liquidate and sell its assets and product lines. These impairment reserves, totaling $10.3 million in the aggregate, are included in the Consolidated Condensed Statements of Income in "Other income, net". The net income effect of these actions was $.02 per common share after related tax effects (included in the Consolidated Condensed Statements of Income in "Other Income, net").

         In the first quarter of 1997, the Company realized a gain on the sale of all of its investment in Columbia Spectrum Management, L.P. in the pretax amount of $1.5 million, or $.03 per common share after related tax effects (included in the Consolidated Condensed Statement of Income in "Other Income, Net").

3.       Impact of New Accounting Pronouncements:
         ----------------------------------------

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement provides guidance on the accounting treatment for certain costs incurred in developing or purchasing software for the internal use of the Company. The Company will adopt the standard on January 1, 1999 requiring the Company to expense certain costs incurred on a prospective basis. The Company has determined that once adopted, the statement will not have a material impact on results of operations.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement is effective for financial statements issued for periods beginning after December 15, 1997, including interim periods. Accordingly, the Company has adopted the provisions of this statement in the first quarter of 1998. This new statement requires more detail balance sheet information (translation adjustments and unrealized appreciation on investment securities) be included in the Company's Consolidated Condensed Financial Statements. The Company has included such information on the Consolidated Condensed Balance Sheets and the Consolidated Condensed Statements of Stockholders' Equity.

4.       Discontinued Operations Litigation:
         -----------------------------------
         In early 1998, the Company's Marta Technologies Inc. ("Marta") subsidiary, which operates its discontinued vehicle emissions testing business, reopened the Cincinnati, Ohio program for testing. In connection with the initial suspension of that contract by the Ohio Environmental Protection Agency ("Ohio EPA"), Marta was granted a preliminary injunction on September 23, 1996 and a

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)


         permanent injunction on November 19, 1997 against Ohio EPA and its Director enjoining them from (i) conducting a hearing regarding termination of the contract, (ii) terminating the Ohio contract, and
         (iii) prohibiting Marta from performing its obligations under the Ohio contract. On December 31, 1997, Marta filed a lawsuit against Ohio EPA and its Director in an amount not less than $40 million claiming damages for Ohio EPA's unilateral and illegal suspension of the program and numerous other actions which will, in the future, increase costs to operate the program and/or reduce the amount of revenues the State was contractually obligated to provide. Subsequent thereto, the State counterclaimed, denied Marta's allegations and demanded $10 million in liquidated damages, contract damages and/or civil penalties as a result of Marta's alleged failure to meet the terms of the contract. In the opinion of management, based on the advice of counsel, it cannot predict the outcome of these lawsuits and the Company has not recorded any asset or liability with respect thereto.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                               ALLEN TELECOM INC.
                               ------------------

RESULTS OF OPERATIONS
---------------------
Summary:
--------

For the three months ended March 31, 1998 and 1997, Allen Telecom Inc. (the "Company") reported sales of $113.4 and $102.5 million and net income of $6.3 ($.23 per common share) and $7.0 million ($.26 per common share), respectively. Included in results of operations are net gains in the amount of $1.2 and $1.5 million, or $.02 and $.03 per common share, for the 1998 and 1997 first quarters respectively, with respect to certain telecom investments as discussed below.

Sales:
------

Sales in the first quarter of 1998 increased approximately 11% over the comparable 1997 period. The increase in sales is due principally to the continued success of international site management and systems product sales. International sales constituted nearly 66% of first quarter sales, compared with 54% in the first quarter of 1997 and 60% for the full year 1997. Offsetting this increase, in part, were lower sales of mobile and base antennas and wireless engineering services. Further, sales from foreign operations were negatively impacted by the weakening U.S. dollar relative to certain European currencies since the first quarter of 1997. As a result, reported sales in the first quarter of 1998 were $6.0 million lower as compared with the first quarter of 1997, assuming the exchange rates had stayed the same.

The Company continues to see weakness in certain Asian economies, which have been important markets for wireless equipment products. In addition, the U.S. wireless market continues to be soft, particularly with respect to the developing PCS markets. Other international markets remain strong for the Company's equipment business, although the Company has been advised by certain European OEM's that their large inventory buildup will negatively impact near term orders.

Operations:
-----------

Gross profit margins were 31.5% in the first quarter of 1998 as compared with 35.6% in the first quarter of 1997. The lower gross profit margins in 1998 were due to increased pricing pressure and a greater sales mix of lower margin products.

Selling, general and administrative expenses were 14.4% and 15.7% for the first quarters of 1998 and 1997, respectively. The decline in this ratio reflects the spreading of fixed costs on higher sales as well as the impact of lower staffing and operating expenses as a result of actions instituted in late 1997 to lower costs. Offsetting this decline, in part, is higher amortization of goodwill ($1.5 million compared with $.7 million in the 1998 and 1997 periods, respectively) due primarily to the acquisition of the outstanding 20% ownership interest in the Company's FOREM S.r.l subsidiary ("Forem") in 1997.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                               ALLEN TELECOM INC.
                               ------------------
                                   (Continued)

Research and development and new product engineering costs were 6.7% and 6.5% of sales in the first quarter of 1998 and 1997, respectively and are within normal operating ranges. However, the current rate is lower than the 7.0% to 7.4% rates experienced in the last three quarters of 1997. This lower rate of spending is not expected to continue as the Company further develops its geolocation product (ability to locate subscribers who dial 911 from a wireless telephone) during the ensuing year.

Other Income and Expense:
-------------------------

In the first quarter of 1998, other income includes an $11.5 million pretax gain on the Company's investment in RF Micro Devices, Inc. ("RFMD") as a result of the Company's decision to sell its shareholdings. Previously, the gain on this investment was included in Stockholders' Equity. RFMD completed a public offering of its stock in 1997 and the Company, at that time, recorded the increase in value. Future changes in unrealized holding gains, prior to sale, related to this investment will be reflected in current earnings. Offsetting this gain, in part, was the recognition of a loss reserve in the amount of approximately $10.4 million relating to two telecommunications investments. In 1998, the Federal Communication Commission issued guidelines with respect to alternatives for certain C Block licensees in regard to the payment or return of their licenses previously awarded under competitive bids. These guidelines were less favorable than had been requested by certain licensees. Accordingly, the Company decided to fully reserve its aggregate investment in NextWave Telecom Inc. to reflect the impairment in value of this investment as a result of that action. In addition, the Company fully reserved an investment in a telecommunications company as a result of that company's decision to liquidate in the first quarter of 1998 and sell its assets and product lines. The Company believes the likelihood of any significant recovery is remote. The net income effect of these actions was $.02 per common share, after related tax effects. These actions are the principal reason for the decline in Other assets on the Consolidated Balance Sheet as well as the increase in Other current assets, which includes the investment in RFMD at its current market value of $14.9 million as of March 31, 1998, pending sale. (See Note 2 of Notes to Consolidated Condensed Financial Statements for additional information.)

In the first quarter of 1997, the Company realized a gain on the sale of all of its investment in Columbia Spectrum Management, L.P. in the pretax amount of $1.5 million or $.03 per common share, after related tax effects.

Net Interest and Financing Expenses:
------------------------------------

Net Interest and financing costs increased to $1.2 million in the first three months of 1998 from $.5 million for the comparable 1997 period. The principal reason for the increase is higher outstanding borrowings incurred for the purchase of the minority interest in Forem.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                               ALLEN TELECOM INC.
                               ------------------
                                   (Continued)

Provision for Income Taxes:
---------------------------

The Company's effective tax rate was 40% and 42% for the quarters ended March 31, 1998 and 1997, respectively. The 1998 percentage is in line with the Company's current expectation for the full year.

Minority Interests:
-------------------

The decrease in minority interest expense from $1.5 million to $.7 million in the first quarter of 1998, compared with the 1997 quarter, reflects the exclusion of the 20% minority interest in Forem which was purchased in 1997.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

As set forth in the Consolidated Condensed Statement of Cash Flows, the Company generated $.2 million in cash from operations for the three months ended March 31, 1998 as compared with cash generation of $8.5 million for the comparable 1997 period. The decline in cash flow from operations is due principally to income tax payments by the Company's foreign subsidiaries in the first quarter of 1998. Further, the Company expended $27.6 million relating primarily to the final purchase price for the outstanding minority interest in Forem. This latter amount was financed through long-term borrowings. This payment is the reason for the decline in Accounts payable and the corresponding increase in Long-term debt in the Consolidated Condensed Balance Sheet at March 31, 1998. At March 31, 1998, the Company had available unused lines of credit in the amount of $56 million.

--------------------------------------------------------------------------------

Statements included in this Form 10-Q which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Allen Telecom's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, including, among others, the costs and timetable for new product development, the health and economic stability of the world and national markets, the uncertain level of purchases by current and prospective customers of the Company's products and services, the impact of competitive products and pricing, the potential impact of the Company's attempts to sell it discontinued operations in the vehicle emissions testing business, and the ultimate market value of the Company's investments in telecom ventures.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

         Not applicable.


                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

         On January 5, 1998, the Board of Directors of the Company adopted a replacement share purchase rights plan to replace the existing share purchase rights plan, which expired on January 20, 1998, and declared a dividend distribution of one right (a "Right") for each share of common stock of the Company outstanding at the close of business on January 20, 1998. A copy of the letter dated January 20, 1998 to the Company's stockholders from Robert G. Paul, President and Chief Executive Officer of the Company, describing the new share purchase rights plan and the Rights, is filed as Exhibit 99 hereto.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------


(a)  Exhibits
     --------

      (3) Second Restated Certificate of Incorporation (filed as Exhibit No. 4(a) to Registrant's Registration Statement on Form S-8, Registration No. 333-51739 (Commission file number 1-6016) and incorporated herein by reference).

      (4) Rights Agreement, dated as of January 20, 1998, between the Registrant and Harris Trust Company of New York, as Rights Agent (filed as Exhibit Number 4.1 to Registrant's Current Report on Form 8-K dated January 5, 1998 (Commission file number 1-6016) and incorporated herein by reference).

      (10) Allen Telecom Inc. 1992 Stock Plan, as amended and restated as of May 1, 1998 (filed as Exhibit No. 4(e) to Registrant's Registration Statement on Form S-8, Registration No. 333-51739 (Commission file number 1-6016) and incorporated herein by reference).

      (11)      Statement re computation of per share earnings.

      (27)      Financial Data Schedule.

      (99) Letter dated January 20, 1998, from Robert G. Paul, President and Chief Executive Officer of the Company, to the stockholders of the Company, describing the replacement share purchase rights plan.

                           PART II - OTHER INFORMATION
                           ---------------------------
                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.
                   ------------------------------------------
                                   (Continued)


(b)    Reports on Form 8-K
       -------------------

                  On January 6, 1998 the Company filed a Current Report on Form 8-K dated January 5, 1998, reporting that the Board of Directors of the Company declared a dividend distribution of one right for each share of common stock of the Company outstanding at the close of business on January 20, 1998, pursuant to the terms of a Rights Agreement, dated as of January 20, 1998, between the Company and Harris Trust Company of New York, as Rights Agent.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Allen Telecom Inc.
                                                --------------------------
                                                        (Registrant)




Date:  May 12, 1998                     By:       /s/ Robert A. Youdelman
       ------------                            ---------------------------------
                                                       Robert A. Youdelman
                                                    Executive Vice President
                                                    (Chief Financial Officer)




Date:  May 12, 1998                     By:      /s/ James L. LePorte, III
       ------------                            ---------------------------------
                                                      James L. LePorte, III
                                                    Vice President, Treasurer
                                                         and Controller
                                                 (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------
                               ALLEN TELECOM INC.
                               ------------------


Exhibit Number
--------------

           (3)          Second Restated Certificate of Incorporation (filed as Exhibit No 4(a) to
                        Registrant's Registration Statement on Form S-8, Registration No. 333-51739
                        (Commission file number 1-6016) and incorporated herein by reference).

           (4)          Rights Agreement, dated as of January 20, 1998, between the Registrant and
                        Harris Trust Company of New York, as Rights Agent (filed as Exhibit Number 4.1 to Registrant's Current Report on Form 8-K dated January 5, 1998 (Commission file number 1-6016) and incorporated herein by reference).


         (10)           Allen Telecom Inc. 1992 Stock Plan, as amended and restated as of May 1, 1998
                        (filed as Exhibit No. 4(e) to Registrant's Registration Statement on Form S-8,
                        Registration No. 333-51739 (Commission file number 1-6016) and incorporated herein by reference).

         (11)           Statement re computation of per share earnings.

         (27)           Financial Data Schedule.

         (99)           Letter dated January 20, 1998, from Robert G. Paul, President and Chief
                        Financial Officer of the Company, to the stockholders of the Company, describing the replacement share purchase rights plan.