Form 10-Q
period 1998-06-30
ALLEN TELECOM INC
filed 1998-08-13
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             ----------------------
                                    FORM 10-Q
(Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from  Not Applicable  to
                                --------------       ------------------

         Commission file number     1-6016
                                    ------


                               ALLEN TELECOM INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

   Delaware                                          38-0290950
--------------------------------------------------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

25101 Chagrin Boulevard, Suite 350, Beachwood, Ohio           44122
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

(Registrant's Telephone Number, Including Area Code)     (216) 765-5818
                                                         --------------

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

                                                         Yes  X      No
                                                             ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                    Outstanding at
         Class of Common Stock                      July 31, 1998
         ---------------------                      -------------

         Par value $1.00 per share                  27,396,179
                                                    ----------

                               ALLEN TELECOM INC.
                               ------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                     Page
                                                                      No.
                                                               -----------------
PART I. FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS:

             CONSOLIDATED CONDENSED BALANCE SHEETS -
                 June 30, 1998 and December 31, 1997                   3

             CONSOLIDATED CONDENSED STATEMENTS OF
                 INCOME - Six and Three Months Ended
                 June 30, 1998 and 1997                                4

             CONSOLIDATED CONDENSED STATEMENTS OF
                 CASH FLOWS - Six Months Ended
                 June  30, 1998 and 1997                               5

             CONSOLIDATED CONDENSED STATEMENTS OF
                 STOCKHOLDERS' EQUITY - Six Months Ended
                 June 30, 1998 and 1997                                6

             NOTES TO CONSOLIDATED CONDENSED
                 FINANCIAL STATEMENTS                                7 - 9

        ITEM 2 - MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                          10 - 13

        ITEM 3 - QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES ABOUT MARKET RISK                        14

PART    OTHER INFORMATION:
II.

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS                                   14 - 15

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                     15

        SIGNATURES                                                    16

        EXHIBIT INDEX                                                 17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------
                               ALLEN TELECOM INC.
                               ------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in Thousands)

                                                               June 30,  December 31,
                                                                1998         1997
                                                              ---------   ---------
                                                             (Unaudited)
ASSETS:
   Current Assets:
      Cash and equivalents                                    $  22,069   $  30,775
      Accounts receivable (less allowance for doubtful
         accounts of $2,129 and $1,934, respectively)           102,950     105,714

      Inventories: Raw materials                                 47,067      49,583
                   Work in process                               23,387      24,505
                   Finished goods                                23,694      19,680
                                                              ---------   ---------
          Total inventories (net of reserves)                    94,148      93,768
                                                              ---------   ---------
      Assets of discontinued emissions testing business             881       1,034
      Other current assets (Note 2)                              21,163      10,745
                                                              ---------   ---------
             Total current assets                               241,211     242,036
                                                              ---------   ---------

   Property, plant and equipment, net                            58,671      60,543
   Excess of cost over net assets of businesses acquired        125,240     126,923
   Assets of discontinued emissions testing business             32,645      32,329
   Other assets (Note 2)                                         35,703      52,602
                                                              ---------   ---------
         TOTAL ASSETS                                         $ 493,470   $ 514,433
                                                              =========   =========
LIABILITIES:
   Current Liabilities:
      Notes payable and current maturities of long-term
         obligations                                          $   4,175   $   6,119
      Accounts payable                                           42,782      75,195
      Accrued expenses                                           33,901      35,261
      Income taxes payable                                       10,283      13,197
      Deferred income taxes                                       1,232       1,249
                                                              ---------   ---------
            Total current liabilities                            92,373     131,021
                                                              ---------   ---------
   Long-term debt                                               131,777      97,915
   Deferred Income Taxes                                          2,315       6,818
   Other liabilities                                             18,632      17,857
                                                              ---------   ---------
         TOTAL LIABILITIES                                      245,097     253,611
                                                              ---------   ---------
STOCKHOLDERS' EQUITY
   Common stock                                                  29,751      29,746
   Paid-in capital                                              180,783     180,538
   Retained earnings                                             65,295      70,091
   Accumulated other comprehensive income (loss)                 (8,326)        207
   Less: Treasury stock (at cost)                               (16,768)    (16,992)
             Unearned compensation                               (2,362)     (2,768)
                                                              ---------   ---------
     TOTAL STOCKHOLDERS' EQUITY                                 248,373     260,822
                                                              ---------   ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 493,470   $ 514,433
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
                                   (Unaudited)

                                                            Three Months Ended            Six Months Ended
                                                                June 30,                      June 30,
                                                        ------------------------      ------------------------
                                                           1998           1997           1998           1997
                                                        ---------      ---------      ---------      ---------


SALES                                                   $  98,013      $ 108,859      $ 211,382      $ 211,362
                                                        ---------      ---------      ---------      ---------

Costs and expenses:
   Cost of sales (Note 4)                                 (80,351)       (70,677)      (157,972)      (136,639)
   Selling, general and
     administrative expenses (Note 4)                     (20,601)       (16,866)       (36,908)       (33,019)
   Research and development and
     product engineering costs                             (8,221)        (7,611)       (15,846)       (14,297)

Other income (loss), net (Note 2)                          (3,505)           700         (2,341)         2,225

Interest expense                                           (2,087)          (926)        (3,651)        (1,732)
Interest income                                               288            177            664            463
                                                        ---------      ---------      ---------      ---------

Income (loss) before taxes and
    minority interests                                    (16,464)        13,656         (4,672)        28,363

(Provision) Benefit for income taxes                        5,876         (5,120)         1,158        (11,300)
                                                        ---------      ---------      ---------      ---------

Income (loss) before minority
    interests                                             (10,588)         8,536         (3,514)        17,063

Minority interests                                           (546)        (1,802)        (1,282)        (3,303)
                                                        ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                       $ (11,134)     $   6,734      $  (4,796)     $  13,760
                                                        =========      =========      =========      =========

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
                                                        ($    .41)     $     .25      ($    .18)     $     .51
                                                        =========      =========      =========      =========

Weighted average common shares outstanding:
    Basic                                                  27,180         26,830         27,160         26,740
    Assumed exercise of stock options                         180            390            220            390
                                                        ---------      ---------      ---------      ---------
    Diluted                                                27,360         27,220         27,380         27,130
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


                                                                              Six Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         1998                  1997
                                                                     ------------          ------------

Cash (used) provided by operating activities                         $     (2,055)         $     13,192
                                                                     ------------          ------------

Cash flows from investing activities:
    Investments in telecommunications companies                           (28,271)              (30,989)
    Capital expenditures                                                   (7,634)              (11,465)
    Sales and retirements of fixed assets                                      18                   919
    Capitalized software product costs                                     (2,488)               (2,867)
    Sale of investment                                                        664                   505
                                                                     ------------          ------------
    Cash used by investing activities                                     (37,711)              (43,897)
                                                                     ------------          ------------

Cash flows from financing activities:
    Proceeds from borrowings                                               32,935                30,828
    Treasury stock sold to employee benefit plans                             894                   897
    Exercise of stock options                                                 123                   243
                                                                     ------------          ------------
    Cash provided by financing activities                                  33,952                31,968
                                                                     ------------          ------------

Net cash used by discontinued
     centralized emissions testing business                                (1,308)                 (700)
                                                                     ------------          ------------

Net cash (used) provided                                                   (7,122)                  563

Effect of exchange rate changes on cash                                    (1,584)               (1,856)

Cash and equivalents at beginning of year                                  30,775                23,879
                                                                     ------------          ------------
Cash and equivalents at end of period                                $     22,069          $     22,586
                                                                     ============          ============

Supplemental cash flow data:
      Depreciation and amortization included in "Cash (used)
            provided by operating activities"                        $     11,707          $     10,154
      Interest capitalized                                                    286                   110
      Cash paid during the period for:
            Interest                                                        3,775                 1,412
            Income taxes                                                    8,487                 3,813




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

                                                                                                      Accumulated
                                                                                                         Other
                                                                       Comprehensive     Retained    Comprehensive   Common
                                                              Total    Income (Loss)     Earnings    Income (Loss)    Stock
                                                           -------------------------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1998:

Beginning Balance, January 1, 1998                         $ 260,822                   $  70,091     $     207     $  29,746
Comprehensive Income (loss):
  Net loss                                                    (4,796)    $  (4,796)       (4,796)
                                                                         ---------
  Other comprehensive loss:
    Unrealized gain on securities recorded to income          (9,588)       (9,588)
    Less:  Tax on unrealized loss on securities                4,027         4,027
                                                           ---------     ---------
      Net:  Unrealized loss on securities                     (5,561)       (5,561)
    Foreign currency translation adjustments                  (2,972)       (2,972)
                                                                         ---------
    Other comprehensive loss                                                (8,533)                     (8,533)
                                                                         ---------
    Comprehensive loss                                                   $ (13,329)
                                                                         =========
Exercise of stock options                                        124                                                      25
Treasury stock reissued                                          869
Restricted stock, net                                           (372)                                                    (20)
Amortization of unearned compensation                            259                           -             -             -
                                                           ---------                   ---------     ---------     ---------
Ending Balance, June 30, 1998                              $ 248,373                   $  65,295     $  (8,326)    $  29,751
                                                           =========                   =========     =========     =========

FOR THE SIX MONTHS ENDED JUNE 30, 1997:

Beginning Balance, January 1, 1997                         $ 225,951                   $  46,742     $    (510)    $  29,614
Comprehensive Income:
  Net income                                                  13,760      $  13,760        13,760
                                                                          ---------
  Other comprehensive income (loss):
    Unrealized gain on securities arising during period       16,028        16,028
    Less:  Tax on unrealized gain on securities               (6,732)       (6,732)
                                                           ---------     ---------
      Net:  Unrealized gain on securities                      9,296         9,296
    Foreign currency translation adjustments                  (3,951)       (3,951)
                                                                         ---------
    Other Comprehensive loss                                                 5,345                       5,345
                                                                         ---------
    Comprehensive Income                                                 $  19,105
                                                                         =========
Exercise of stock options                                        706                                                      49
Treasury stock reissued                                          898
Restricted stock, net
Amortization of unearned compensation                            408
Common stock issued in acquisitions                            6,515                           -             -             -
                                                           ---------                   ---------     ---------     ---------
Ending Balance, June 30, 1997                              $ 253,583                   $  60,502     $   4,835     $  29,663
                                                           =========                   =========     =========     =========



                                                              Unearned       Treasury      Paid-In
                                                            Compensation      Stock        Capital
                                                           ----------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1998:

Beginning Balance, January 1, 1998                            $  (2,768)    $ (16,992)    $ 180,538
Comprehensive Income (loss):
  Net loss

  Other comprehensive loss:
    Unrealized gain on securities recorded to income
    Less:  Tax on unrealized loss on securities

      Net:  Unrealized loss on securities
    Foreign currency translation adjustments

    Other comprehensive loss

    Comprehensive loss

Exercise of stock options                                                                        99
Treasury stock reissued                                                           461           408
Restricted stock, net                                               147          (237)         (262)
Amortization of unearned compensation                               259             -             -
                                                              ---------     ---------     ---------
Ending Balance, June 30, 1998                                 $  (2,362)    $ (16,768)    $ 180,783
                                                              =========     =========     =========

FOR THE SIX MONTHS ENDED JUNE 30, 1997:

Beginning Balance, January 1, 1997                            $  (2,908)    $ (17,932)    $ 170,945
Comprehensive Income:
  Net income

  Other comprehensive income (loss):
    Unrealized gain on securities arising during period
    Less:  Tax on unrealized gain on securities

      Net:  Unrealized gain on securities
    Foreign currency translation adjustments

    Other Comprehensive loss

    Comprehensive Income

Exercise of stock options                                                        (250)          907
Treasury stock reissued                                                           392           506
Restricted stock, net
Amortization of unearned compensation                               408
Common stock issued in acquisitions                                   -           798         5,717
                                                              ---------     ---------     ---------
Ending Balance, June 30, 1997                                 $  (2,500)    $ (16,992)    $ 178,075
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

1.       General:
         -------

         In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the consolidated results of its operations, cash flows and changes in stockholders' equity for the periods ended June 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1997 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 method of presentation.

2.       Other Income (loss):
         -------------------

         The components of "Other Income (loss), net" pertain to various telecommunication investments and are as follows (amounts in thousands):

                                                  Three Months Ended      Six Months Ended
                                                       June 30,             June 30,
                                                 -------------------    ------------------
                                                   1998        1997       1998       1997
                                                 -------     -------    -------    -------

          RF Micro Devices Inc.                  $(3,505)    $   500    $ 8,033    $   500
          NextWave Telecom Inc.                        -           -     (6,640)         -
          Windata Inc.                                 -           -     (3,734)         -
          Columbia Spectrum
            Management, L.P.                           -         200          -      1,725
                                                 -------     -------    -------    -------
                                                 $(3,505)    $   700    $(2,341)   $ 2,225
                                                 =======     =======    =======    =======

         The Company owns stock of RF Micro Devices Inc. ("RFMD"), which completed an initial public offering of its common stock on June 3, 1997. The composition of the Company's holdings at December 31, 1997 (included in "Other assets") and at June 30, 1998 (included in "Other current assets") are as follows (amounts in thousands):

         -----------------------------------------------------------------------------
                                                               Unrealized      Market
                                    Shares        Cost           Gains          Value

         -----------------------------------------------------------------------------
         December 31, 1997          1,021        $ 2,778        $ 9,890        $12,668

         June 30, 1998                965        $ 3,003        $ 7,497        $10,500
         -----------------------------------------------------------------------------

                               ALLEN TELECOM INC,
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)

         The Company's investment in RFMD was subject to certain trading restrictions, which were substantially eliminated in the first quarter of 1998, at which time the Company decided to sell its holdings. As a result, the Company transferred unrealized appreciation, previously recorded in stockholders' equity, in the pretax amount of $11,590,000 to "Other income (loss), net" in the first quarter. During the second quarter of 1998, the Company realized a before-tax gain of $860,000 after selling 56,000 shares, using specific identification to allocate the cost basis. "Other income (loss), net", in the second quarter of 1998 includes a loss ($.05 per basic and diluted share after related income taxes) related to adjusting such investment to market value at June 30, 1998. Approximately 900,000 shares were sold in July 1998 at a pre-tax gain of approximately $5,000,000 (selling price in excess of carrying value at June 30, 1998), which will be recognized in the third quarter of 1998. Future changes in unrealized holding gains related to the remaining 65,000 shares will be reflected in current earnings until the date of sale.

         The Company has an investment in and a receivable from NextWave Telecom Inc. ("NextWave"), which was previously awarded telecommunications licenses under a competitive auction bid process. In 1998, the Federal Communication Commission issued guidelines with respect to alternatives for certain C Block licensees in regard to the payment or return of licenses previously awarded. These guidelines were less favorable than had been requested by certain licensees. In the first quarter of 1998, the Company recognized impairment in the entire value of its investment in and receivable from NextWave as a result of that action. On June 8, 1998, NextWave filed for relief under Chapter 11 of the United States bankruptcy code. Additionally, in the first quarter of 1998, the Company fully reserved its investment in Windata Inc. as a result of that company's decision to liquidate and sell its assets and product lines.

         The net impact on earnings per share for such Other Income (loss) for the three and six months ended June 30, 1998 was $.08 and $.06 per basic and diluted share, respectively, after related tax effects.

3.       Impact of New Accounting Pronouncements:
         ----------------------------------------

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. Accordingly, the Company will adopt the provisions of the standard on January 1, 2000. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit exchange rate risk. The Company has not yet determined the effect, if any, of the adoption of this Statement on results of operations, financial position or liquidity.

                               ALLEN TELECOM INC,
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement provides guidance on the accounting treatment for certain costs incurred in developing or purchasing software for the internal use of the Company. The Company will adopt the standard on January 1, 1999, requiring the Company to expense certain costs incurred on a prospective basis. The Company has determined that once adopted, the statement will not have a material impact on results of operations.

4.       Operations
         ----------

         In the second quarter of 1998, the Company announced the consolidation and rationalization of certain product lines. In this connection, the Company has recorded a $15,800,000 before-tax special charge to earnings (or $.38 per basic and diluted share after related income taxes) related to inventory, other asset write-offs and employee terminations. Of this amount, $12,200,000 is recorded in cost of sales, and $3,600,000 in selling, general and administrative expenses.

5.       Discontinued Operations Litigation:
         -----------------------------------

         In early 1998, the Company's Marta Technologies Inc. ("Marta") subsidiary, which operates its discontinued vehicle emissions testing business, reopened the Cincinnati, Ohio program for testing. In connection with the initial suspension of that contract by the Ohio Environmental Protection Agency ("Ohio EPA"), Marta was granted a preliminary injunction on September 23, 1996 and a permanent injunction on November 19, 1997 against Ohio EPA and its Director, enjoining them from (i) conducting a hearing regarding termination of the contract,
         (ii) terminating the Ohio contract, or (iii) prohibiting Marta from performing its obligations under the Ohio contract. On December 31, 1997, Marta filed a lawsuit against Ohio EPA and its Director in an amount not less than $40 million claiming damages for Ohio EPA's unilateral and illegal suspension of the program and numerous other actions which will, in the future, increase costs to operate the program and/or reduce the amount of revenues the State was contractually obligated to provide. Subsequent thereto, the State counterclaimed, denied Marta's allegations and demanded $10 million in liquidated damages, contract damages and/or civil penalties as a result of Marta's alleged failure to meet the terms of the contract. In the opinion of management, based on the advice of counsel, it cannot predict the outcome of these lawsuits and the Company has not recorded any asset or liability with respect thereto.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                               ALLEN TELECOM INC.
                               ------------------


RESULTS OF OPERATIONS
---------------------

Summary:
--------

Allen Telecom Inc. (the "Company") reported a net loss of $11.1 million ($.41 per common share) for the three months ended June 30, 1998, as compared with net income of $6.7 million ($.25 per common share) for the three months ended June 30, 1997. For the six months ended June 30, 1998, the Company reported a net loss of $4.8 million ($.18 per share), compared to net income of $13.8 million ($.51 per share) in 1997.

Included in results of operations for the second quarter of 1998 are special charges related to the consolidation and rationalization of certain product lines. These actions include, among others, the discontinuance of product development and marketing efforts on the SmartCell wireless local loop product, which did not achieve adequate market acceptance, the consolidation of two manufacturing operations of the Systems product line, the formation of a worldwide systems business, and the reorganization of the Company's North American-based sales force. As a result of asset write-offs, severance and other costs associated with such actions, the Company incurred a special charge in the amount of $15.8 million before-tax, or $.38 per share after related income taxes. (See also Note 4 of Notes To Consolidated Condensed Financial Statements.)

Sales:
------

Sales for the second quarter 1998 of $98.0 million decreased approximately 10.0% from the comparable 1997 period, while sales for the six-month period ended June 30, 1998 of $211.4 million were essentially equal to 1997 sales. The decrease in sales in the second quarter of 1998 is due principally to lower sales of international site and domestic systems products. Sales of foreign operations were negatively impacted by the weakening U.S. dollar relative to certain European currencies since 1997. As a result, reported sales in the first half of 1998 were $8.0 million lower as compared with the first half of 1997, assuming the exchange rates stayed the same.

The Company continues to see weakness in certain Asian economies, which have been and are expected to continue to be important markets for wireless equipment products. In addition, the U.S. wireless telecommunications market continues to be soft, particularly with respect to the developing PCS markets. Other international markets remain strong for the Company's equipment business, although the Company has been advised by certain European original equipment manufacturers ("OEM's") that their large inventory buildup will continue to negatively impact near term orders.

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


Operations:
-----------

Gross profit margins were 30.5% in the second quarter of 1998, prior to the aforementioned special charges, as compared with 35.1% in the second quarter of 1997. For the six-month period ended June 30, 1998 and 1997, profit margins were 31.0%, prior to special charges, and 35.4%, respectively. The lower gross profit margins in 1998 were due to lower sales levels, increased pricing pressure and a greater sales mix of lower margin products.

Selling, general and administrative expenses were 17.3% (excluding special charges) and 15.4% for the second quarters of 1998 and 1997, and 15.7% and 15.6% for the six-month periods ended June 30, 1998 and 1997, respectively. The increase in this ratio for the second quarter reflects the spreading of fixed costs on lower sales, while the ratio is essentially the same for the six-month period versus the prior year due to flat sales. Selling, general and administrative expenses for the quarter and year-to-date period were impacted by lower staffing and operating expenses as a result of actions instituted in late 1997 to lower costs. Offsetting this decline, in part, is higher amortization of goodwill ($3.1 million compared with $1.4 million in the 1998 and 1997 six-month periods, respectively) due primarily to the acquisition of the outstanding 20% ownership interest in the Company's FOREM S.r.l subsidiary ("Forem") in 1997.

Research and development and new product engineering costs were 8.4% and 7.0% of sales in the second quarter of 1998 and 1997, and 7.5% and 6.8% for the six-month periods ended June 30, 1998 and 1997, respectively. The increase in this ratio for the second quarter reflects the spreading of higher costs on lower sales. The increase in costs for the 1998 three and six-month periods over the comparable 1997 periods is due to increased spending for the development of the Company's geolocation product (ability to locate subscribers who dial 911 from a wireless telephone) and other R&D projects.

Other Income (Loss):
--------------------

See Note 2 of Notes to Consolidated Condensed Financial Statements for information concerning other income (loss) items.

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


Interest and Financing Expenses:
--------------------------------

Net interest and financing costs increased to $1.8 million and $3.0 million in the three and six months ended June 30, 1998, respectively, from $.7 million and $1.3 million for the comparable 1997 periods. The principal reason for the increase is higher outstanding borrowings incurred for investments in telecommunication companies and lower cash flow from operations.

Provision for Income Taxes:
---------------------------

The Company's effective tax rate was 36% and 37% for the quarters ended June 30, 1998 and 1997, respectively, while such rates were 25% and 40%, respectively, for the six-month periods then ended. The reduction in effective tax rate for the six months ended June 30, 1998 reflects lower proportional foreign income taxed at higher rates and a higher proportion of available tax credits on lower income. The second quarter tax rate of 36% is in line with the Company's current expectation of a 38% effective tax rate for the full year.

Minority Interests:
-------------------

Minority interest expense decreased from $1.8 million and $3.3 million in the second quarter and six months ended June 30, 1997, respectively, to $.5 million and $1.2 million for the comparable 1998 periods. This decrease is primarily due to the exclusion of the 20% minority interest in Forem which was purchased in late 1997.

Discontinued Operations:
------------------------

The Company is continuing the process of attempting to sell its centralized automotive emissions testing business. In early 1998, Marta Technologies, Inc. ("Marta"), the subsidiary which operates this business, re-started the Cincinnati, Ohio program which had been shut down since August 1996. Marta instituted litigation (as described in Note 5 of Notes To Consolidated Condensed Financial Statements) against the State of Ohio for damages with respect to both the shut down of the program and other actions which would increase costs or reduce revenues. Based on the Cincinnati program's operations to date, the inability to resolve operational and legal issues with respect to this program could negatively impact the carrying value and ultimate recovery value of this program upon sale or other disposition.

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


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

As set forth in the Consolidated Condensed Statement of Cash Flows, the Company used $2.1 million in cash from operations for the six months ended June 30, 1998 as compared with cash generation of $13.2 million for the comparable 1997 period. The decline in cash flow from operations is principally due to lower net income in 1998, combined with higher income tax payments by the Company's foreign subsidiaries in the first half of 1998 offset, in part, by a lower investment in working capital. Further, the Company expended $28.3 million for investments in telecommunications companies, relating primarily to the final purchase price for the outstanding minority interest in Forem. This payment was financed through long-term borrowings. This payment is the principal reason for the decline in Accounts payable and the corresponding increase in Long-term debt in the Consolidated Condensed Balance Sheet at June 30, 1998. At June 30, 1998, the Company had available unused lines of credit in the amount of $47 million.

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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

         Not applicable.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the Annual Meeting of Stockholders of the Company held on May 1, 1998 three proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld are set forth below.

A vote by ballot was taken at the Annual Meeting for the election of 9 Directors of the Company to hold office until the next Annual Meeting of Stockholders of the company and until their respective successors shall have been duly elected and qualified. The aggregate numbers of shares of Common Stock (a) voted in person or by proxy for each nominee, or (b) with respect to which proxies were withheld for each nominee, were as follows:

                    Nominee                                        For                                 Withheld
                    -------                                        ---                                 --------

Phillip Wm. Colburn                                            24,302,130                               466,111
                                                               ----------                               -------
Jill K. Conway                                                 24,302,385                               465,856
                                                               ----------                               -------
Albert H. Gordon                                               24,149,683                               618,558
                                                               ----------                               -------
William O. Hunt                                                24,309,343                               458,898
                                                               ----------                               -------
J. Chisholm Lyons                                              24,241,150                               527,091
                                                               ----------                               -------
John F. McNiff                                                 24,307,743                               460,498
                                                               ----------                               -------
Robert G. Paul                                                 24,317,052                               451,189
                                                               ----------                               -------
Charles W. Robinson                                            24,157,767                               610,474
                                                               ----------                               -------
William M. Weaver, Jr.                                         24,153,535                               614,706
                                                               ----------                               -------

A vote by ballot was taken at the meeting on the proposal to approve the adoption of the amendment to increase the number of shares available under the Company's 1992 Stock Plan, as amended. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

                 For                                   Against                                Abstain
                 ---                                   -------                                -------
              20,374,074                              4,350,389                               43,778

                           PART II - OTHER INFORMATION
                           ---------------------------
                                   (Continued)


A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Coopers & Lybrand L.L.P. (now known as PricewaterhouseCoopers
LLP) as auditors for the Company for the fiscal year ending December 31, 1998. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

                 For                                   Against                                Abstain
                 ---                                   -------                                -------
              24,698,289                               34,075                                 35,877

The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 19, 1998, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------


(a)  Exhibits
     --------

     (11)     Statement re computation of per share earnings.

     (27)     Financial Data Schedule.

(b)  Reports on Form 8-K
     -------------------

              None.

                                   SIGNATURES
                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      Allen Telecom Inc.
                                                       (Registrant)




Date:  August 13, 1998               By:        /s/ Robert A. Youdelman
       ---------------                    --------------------------------------
                                                    Robert A. Youdelman
                                                  Executive Vice President
                                                 (Chief Financial Officer)




Date:  August 13, 1998               By:        /s/ James L. LePorte, III
       ---------------                    --------------------------------------
                                                  James L. LePorte, III
                                                Vice President, Treasurer
                                                    and Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------
                               ALLEN TELECOM INC.
                               ------------------


Exhibit Number
--------------

     (11)           Statement re computation of per share earnings.

     (27)           Financial Data Schedule.