Form 10-Q
period 1998-09-30
ALLEN TELECOM INC
filed 1998-11-12
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             ----------------------
                                    FORM 10-Q

 (Mark One)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

                                                  Yes   X    No
                                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                  Outstanding at
         Class of Common Stock                    October 31, 1998
         ---------------------                    ----------------

         Par value $1.00 per share                27,435,363
                                                  ----------

                               ALLEN TELECOM INC.

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                         No.
                                                                                                    -------------
PART  I.        FINANCIAL INFORMATION:

                ITEM 1 - FINANCIAL STATEMENTS:

                        CONSOLIDATED CONDENSED BALANCE SHEETS -
                            September 30, 1998 and December 31, 1997                                       3

                        CONSOLIDATED STATEMENTS OF INCOME -
                               Three and Nine Months Ended
                               September 30, 1998 and 1997                                                 4

                        CONSOLIDATED STATEMENTS OF CASH FLOWS -
                            Nine Months Ended
                            September 30, 1998 and 1997                                                    5

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                              EQUITY - Nine Months Ended
                            September 30, 1998 and 1997                                                    6

                        NOTES TO CONSOLIDATED CONDENSED
                            FINANCIAL STATEMENTS                                                         7 - 10

                ITEM 2 -    MANAGEMENT'S DISCUSSION AND
                            ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS                                                   11 - 16

                ITEM 3 -    QUANTITATIVE AND QUALITATIVE
                            DISCLOSURES ABOUT MARKET RISK                                                  17

PART II.        OTHER INFORMATION:

                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                  17

                SIGNATURES                                                                                 18

                EXHIBIT INDEX                                                                              19

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------
                               ALLEN TELECOM INC.
                               ------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in Thousands)

                                                                    September 30,    December 31,
                                                                        1998             1997
                                                                    -------------    ------------
                                                                    (Unaudited)
ASSETS
   Current Assets:
      Cash and equivalents                                           $  12,395         $  30,775
      Accounts receivable (less allowance for doubtful
         accounts of $2,289 and $1,934, respectively)                   87,073           105,714

      Inventories:    Raw materials                                     47,742            49,583
                      Work in process                                   19,749            24,505
                      Finished goods                                    23,286            19,680
                                                                     ---------         ---------
          Total inventories (net of reserves)                           90,777            93,768
                                                                     ---------         ---------
      Assets of discontinued emissions testing business                    885             1,034
      Other current assets (Note 2)                                     10,024            10,745
                                                                     ---------         ---------
             Total current assets                                      201,154           242,036

   Property, plant and equipment, net                                   59,799            60,543
   Excess of cost over net assets of businesses acquired               124,668           126,923
   Assets of discontinued emissions testing business (Note 6)           25,779            32,329
   Other assets (Note 2)                                                39,987            52,602
                                                                     ---------         ---------
         TOTAL ASSETS                                                $ 451,387         $ 514,433
                                                                     =========         =========
LIABILITIES
   Current Liabilities:
      Notes payable and current maturities of long-term
         obligations                                                 $   2,961         $   6,119
      Accounts payable                                                  32,208            75,195
      Accrued expenses                                                  36,969            35,261
      Income taxes payable                                               2,772            13,197
      Deferred income taxes                                              1,188             1,249
                                                                     ---------         ---------
            Total current liabilities                                   76,098           131,021
   Long-term debt                                                      108,749            97,915
   Deferred income taxes                                                 1,288             6,818
   Other liabilities                                                    18,818            17,857
                                                                     ---------         ---------
         TOTAL LIABILITIES                                             204,953           253,611
                                                                     ---------         ---------
STOCKHOLDERS' EQUITY
   Common stock                                                         29,754            29,746
   Paid-in capital                                                     180,562           180,538
   Retained earnings                                                    63,183            70,091
   Accumulated other comprehensive income (loss)                        (8,638)              207
   Less: Treasury stock (at cost)                                      (16,404)          (16,992)
             Unearned compensation                                      (2,023)           (2,768)
                                                                     ---------         ---------
         TOTAL STOCKHOLDERS' EQUITY                                    246,434           260,822
                                                                     ---------         ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 451,387         $ 514,433
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
                                   (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                   ---------------------------         ---------------------------
                                                     1998              1997              1998              1997
                                                     ----              ----              ----              ----

SALES                                              $  90,955         $ 111,389         $ 302,337         $ 322,751
                                                   ---------         ---------         ---------         ---------

Costs and expenses:
   Cost of sales (Note 4)                            (69,027)          (70,856)         (226,999)         (207,495)
   Selling, general and
     administrative expenses (Note 4)                (17,993)          (16,995)          (54,901)          (50,014)
   Research and development and
     product engineering costs                        (7,398)           (7,985)          (23,244)          (22,282)

Other income (loss), net (Note 2)                      7,797              (150)            5,456             2,075

Interest expense                                      (2,342)           (1,138)           (5,993)           (2,870)
Interest income                                          356               231             1,020               694
                                                   ---------         ---------         ---------         ---------

Income (loss) before taxes and
    minority interests                                 2,348            14,496            (2,324)           42,859

Benefit (provision) for income taxes                     818            (5,450)            1,976           (16,750)
                                                   ---------         ---------         ---------         ---------

Income (loss) before minority
    interests                                          3,166             9,046              (348)           26,109

Minority interests                                      (568)           (1,116)           (1,850)           (4,419)
                                                   ---------         ---------         ---------         ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
                                                       2,598             7,930            (2,198)           21,690

Discontinued emissions testing operation:
Loss for disposal (net of income taxes)
(Note 6)                                              (4,710)                -            (4,710)                -
                                                   ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                  $  (2,112)        $   7,930         $  (6,908)        $  21,690
                                                   =========         =========         =========         =========

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND
DILUTED:
  Continuing operations                            $     .10         $     .29         $    (.08)        $     .80
  Discontinued operations                               (.17)                -              (.17)                -
                                                   ---------         ---------         ---------         ---------
  Net income (loss)                                $    (.07)        $     .29         $    (.25)        $     .80
                                                   =========         =========         =========         =========

Weighted average common shares outstanding:
    Basic                                             27,240            27,070            27,190            26,850
    Assumed exercise of stock options                    100               510               180               430
                                                   ---------         ---------         ---------         ---------
    Diluted                                           27,340            27,580            27,370            27,280
                                                   =========         =========         =========         =========


See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                          ----------------------------
                                                              1998            1997
                                                          -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   $ (2,198)        $ 21,690
  Adjustments to reconcile income to net cash flow:
     Depreciation                                            11,610           10,094
     Amortization of goodwill                                 4,687            2,393
     Amortization of capitalized software                     1,494            2,190
     Other amortization                                         493            1,169
     Non-cash loss on write-down of assets                   17,010                -
     Gain on investments                                    (15,877)          (2,181)
  Changes in operating assets and liabilities:
     Receivables                                             16,597          (18,609)
     Inventories                                              1,500          (17,953)
     Accounts payable and accrued expenses                  (12,463)          14,611
     Income tax payable                                     (19,896)          (5,201)
     Other, net                                              (2,209)             965
                                                           --------         --------
  CASH PROVIDED BY OPERATING ACTIVITIES                         748            9,168
                                                           --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in telecommunications companies            (29,710)         (43,805)
     Capital expenditures                                   (12,662)         (17,482)
     Sales and retirements of fixed assets                       18              919
     Capitalized software product costs                      (2,926)          (3,230)
     Sale of investments                                     17,744            1,580
                                                           --------         --------
   CASH USED BY INVESTING ACTIVITIES                        (27,536)         (62,018)
                                                           --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                 8,905           35,836
     Treasury stock sold to employee benefit plan             1,228            1,273
     Exercise of stock options                                  313            1,894
                                                           --------         --------
   CASH PROVIDED BY FINANCING ACTIVITIES                     10,446           39,003
                                                           --------         --------
Net Cash (Used) Provided By Discontinued
     Centralized Emissions Testing Business                  (1,659)           7,989
                                                           --------         --------
NET CASH USED                                               (18,001)          (5,858)

Effect of exchange rate changes on cash
                                                               (379)          (1,940)
Cash and equivalents at beginning of year                    30,775           23,879
                                                           --------         --------
CASH AND EQUIVALENTS AT END OF PERIOD                      $ 12,395         $ 16,081
                                                           ========         ========

Supplemental cash flow data:
      Interest capitalized                                 $    286         $    210
      Cash paid during the period for:
            Interest                                          5,462            3,150
            Income taxes                                     16,564           21,730


See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 -----------------------------------------------
                             (Amounts in Thousands)
                                   (Unaudited)



                                                                                        Accumulated
                                                                                          Other
                                                              Comprehensive  Retained  Comprehensive    Common     Paid-In
                                                     Total    Income (Loss)  Earnings  Income (Loss)     Stock     Capital
                                                  ----------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

Beginning Balance, January 1, 1998                  $260,822                 $70,091       $207         $29,746    $180,538
Comprehensive Income (loss):
  Net loss                                            (6,908)   $(  6,908)    (6,908)
                                                                 ---------
  Other comprehensive loss:
    Unrealized gain on securities recorded to income  (9,588)      (9,588)
    Less: Tax on unrealized gain recorded to income    4,027        4,027
                                                    --------    ---------
      Net: Unrealized gain on securities
                  recorded to income                  (5,561)      (5,561)
    Foreign currency translation adjustments          (3,284)      (3,284)
                                                                ----------
    Other comprehensive loss                                       (8,845)               (8,845)
                                                                ----------
    Comprehensive loss                                           $(15,753)
                                                                ==========
Exercise of stock options                                313                                                 51         262
Treasury stock reissued                                1,226                                                            402
Restricted stock, net                                   (557)                                               (43)       (640)
Amortization of unearned compensation                    383                       -          -               -           -
                                                  ----------                 -------    -------         -------    --------
Ending Balance, September 30, 1998                  $246,434                 $63,183    $(8,638)        $29,754    $180,562
                                                  ==========                 =======    ========        =======    ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

Beginning Balance, January 1, 1997                  $225,951                 $46,742    $  (510)        $29,614    $170,945
Comprehensive Income:
  Net income                                          21,690       $21,690    21,690
                                                                   -------
  Other comprehensive income:
    Unrealized gain on securities arising
      during period                                   15,531        15,531
    Less:  Tax on unrealized gain on securities       (6,522)       (6,522)
                                                    --------       -------
      Net:  Unrealized gain on securities              9,009         9,009
    Foreign currency translation adjustments          (6,245)       (6,245)
                                                                   -------
    Other Comprehensive income                                       2,764                2,764
                                                                   -------
    Comprehensive Income                                           $24,454
                                                                   =======
Exercise of stock options                              1,897                                                103       2,039
Treasury stock reissued                                1,273                                                            741
Restricted stock, net                                   (109)                                               (16)       (303)
Amortization of unearned compensation                    849
Common stock issued in acquisitions                    6,515                       -          -               -       5,717
                                                    --------                 -------    -------         -------    --------
Ending Balance, September 30, 1997                  $260,830                 $68,432    $ 2,254         $29,701    $179,139
                                                    ========                 =======    =======         =======    ========



                                                      Unearned     Treasury
                                                    Compensation    Stock
                                                  -----------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

Beginning Balance, January 1, 1998                     $(2,768)   $(16,992)
Comprehensive Income (loss):
  Net loss

  Other comprehensive loss:
    Unrealized gain on securities recorded to income
    Less: Tax on unrealized gain recorded to income

      Net: Unrealized gain on securities
                  recorded to income
    Foreign currency translation adjustments

    Other comprehensive loss

    Comprehensive loss

Exercise of stock options
Treasury stock reissued                                                824
Restricted stock, net                                      362        (236)
Amortization of unearned compensation                      383           -
                                                       -------    ---------
Ending Balance, September 30, 1998                     $(2,023)   $(16,404)
                                                       ========   =========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

Beginning Balance, January 1, 1997                     $(2,908)   $(17,932)
Comprehensive Income:
  Net income

  Other comprehensive income:
    Unrealized gain on securities arising
      during period
    Less:  Tax on unrealized gain on securities
      Net:  Unrealized gain on securities
    Foreign currency translation adjustments

    Other Comprehensive income

    Comprehensive Income

Exercise of stock options                                             (245)
Treasury stock reissued                                                532
Restricted stock, net                                      210
Amortization of unearned compensation                      849
Common stock issued in acquisitions                          -         798
                                                       -------    --------
Ending Balance, September 30, 1997                     $(1,849)   $(16,847)
                                                       =======    ========


See accompanying notes to the Consolidated Condensed Financial
Statements.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1.       General:
         --------

         In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and the consolidated results of its operations, cash flows and changes in stockholders' equity for the periods ended September 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1997 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 method of presentation.

2.       Other Income (loss):
         --------------------

         The components of "Other Income (loss), net" pertain to gains and losses from various telecommunication investments and are as follows (amounts in thousands):

                                                   Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                                 --------------------------      ---------------------------
                                                      1998          1997             1998             1997
                                                      ----          ----             ----             ----


          RF Micro Devices, Inc.                     $5,758        $  (10)        $ 13,791          $   490
          NextWave Telecom Inc.                           -              -          (6,638)               -
          Other                                       2,039          (140)          (1,697)           1,585
                                                      -----          -----           -------          -----
                                                     $7,797         $(150)        $  5,456           $2,075
                                                      =====          =====           =====            =====

         The Company owns stock of RF Micro Devices, Inc. ("RFMD"), which completed an initial public offering of its common stock on June 3, 1997. The composition of the Company's holdings at December 31, 1997 (included in "Other assets") and the remaining unsold shares at September 30, 1998 (included in "Other current assets") are as follows (amounts in thousands):

           ----------------------------------------------------------------------------------------------------
                                                                               Unrealized          Market
                                           Shares              Cost               Gains             Value
           ----------------------------------------------------------------------------------------------------
           December 31, 1997                1,021             $2,778             $9,890            $12,668

           September  30, 1998                 67                225                988            $ 1,213
           ----------------------------------------------------------------------------------------------------

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)

         The Company's investment in RFMD was subject to certain trading restrictions, which were substantially eliminated in the first quarter of 1998, at which time the Company decided to sell its holdings. As a result, the Company transferred unrealized appreciation, previously recorded in stockholders' equity, in the pretax amount of $11,590,000 to "Other income (loss), net" in the first quarter. During the third quarter of 1998, the Company realized a before-tax gain of $5,273,000 from selling 898,000 shares (based on the difference between selling price and the recorded market value at June 30, 1998), using specific identification to allocate the cost basis. Through the third quarter of 1998, the Company has recognized year-to-date before-tax gains of $13,791,000 million, of which $1,213,000 remains unrealized at September 30, 1998. "Other income (loss), net" for the third quarter of 1998 includes before-tax unrealized gains of $485,000 related to adjusting the remaining unsold 67,000 shares to market value ($18.125 per share) at September 30, 1998. Future changes in unrealized holding gains or losses related to the remaining 67,000 shares will be reflected in current earnings until the date of sale. At October 31, 1998, RFMD stock closed at $23.75.

         Additionally, in the third quarter of 1998, the Company sold its common stock investment in Telecom Wireless Solutions, Inc. which is included in "Other income (loss), net".

         The Company has an investment in and a receivable from NextWave Telecom Inc. ("NextWave"), which was previously awarded telecommunications licenses under a competitive auction bid process. In 1998, the Federal Communication Commission issued guidelines with respect to alternatives for certain C Block licensees in regard to the payment or return of licenses previously awarded. These guidelines were less favorable than had been requested by certain licensees. In the first quarter of 1998, the Company recognized impairment in the entire value of its investment in and receivable from NextWave as a result of that action. On June 8, 1998, certain subsidiaries of NextWave filed for relief under Chapter 11 of the United States bankruptcy code.

         The net impact on earnings per share for such Other Income (loss) for the three and nine months ended September 30, 1998 was $.17 and $.12 per basic and diluted share, respectively, after related tax effects.

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

3.       Impact of New Accounting Pronouncements:
         ----------------------------------------

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. Accordingly, the Company will adopt the provisions of the standard on January 1, 2000. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit exchange rate risk. The Company has not yet determined the effect, if any, of the adoption of this Statement on results of operations and financial position.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement provides guidance on the accounting treatment for certain costs incurred in developing or purchasing software for the internal use of the Company. The Company will adopt the standard on January 1, 1999, requiring the Company to expense certain costs and capitalize others incurred on a prospective basis. The Company has determined that once adopted, the statement will not have a material impact on results of operations.

  4.     Operations:
         -----------

         In the second quarter of 1998, the Company announced the consolidation and rationalization of certain product lines. In this connection, the Company has recorded a $15,800,000 before-tax special charge to earnings (or $.38 per basic and diluted share after related income taxes) related to inventory, other asset write-offs and employee terminations. Of this amount, $12,200,000 is recorded in cost of sales, and $3,600,000 in selling, general and administrative expenses for the nine months ended September 30, 1998.

  5.     Provision for Income Taxes:
         ---------------------------

         The Benefit (provision) for income taxes for the three and nine months ended September 30, 1998, includes a $3,700,000 deferred tax benefit, or $.13 per basic and diluted share, with respect to a change in the applicable income tax rate on the undistributed earnings (prior to 1998) of a foreign subsidiary as a result of the Company's acquisition of an additional interest in such subsidiary. The acquisition allows for the Company's pro rata share of earnings (when distributed) to be taxed at a lower rate.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)

  6.     Discontinued Operations:
         ------------------------

         In the third quarter of 1998, the Company recognized an additional loss for its discontinued centralized vehicle emissions testing business operated by its Marta Technologies Inc. ("Marta") subsidiary in the pretax amount of $7,350,000, $4,710,000 after related income tax benefit of $2,640,000 ($.17 per basic and diluted common share) relating principally to the diminution in the estimated value of its Cincinnati, Ohio emissions testing program resulting from reduced revenues, anticipated losses and legal fees.

         In early 1998, Marta reopened the Cincinnati, Ohio program for testing. In connection with the 1996 suspension of that contract by the Ohio Environmental Protection Agency ("Ohio EPA"), Marta was granted a preliminary injunction on September 23, 1996 and a permanent injunction on November 19, 1997 against Ohio EPA and its Director, enjoining them from (i) conducting a hearing regarding termination of the contract,
         (ii) terminating the Ohio contract, or (iii) prohibiting Marta from performing its obligations under the Ohio contract. On December 31, 1997, Marta filed a lawsuit against Ohio EPA and its Director in an amount not less than $40 million claiming damages for Ohio EPA's unilateral and illegal suspension of the program and numerous other actions which will, in the future, increase costs to operate the program and/or reduce the amount of revenues the State was contractually obligated to provide. Subsequent thereto, the State counterclaimed, denied Marta's allegations and demanded $10 million in liquidated damages, contract damages and/or civil penalties as a result of Marta's alleged failure to meet the terms of the contract. In the opinion of management, based on the advice of counsel, it cannot predict the outcome of these lawsuits, and the Company has not recorded any asset or liability with respect thereto.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                               ALLEN TELECOM INC.
                               ------------------

RESULTS OF OPERATIONS
---------------------

Summary:
--------

Allen Telecom Inc. (the "Company") reported income from continuing operations of $2.6 million ($.10 per common share) for the three months ended September 30, 1998, as compared with $7.9 million ($.29 per common share) for the three months ended September 30, 1997. For the nine months ended September 30, 1998, the Company reported a loss from continuing operations of $2.2 million ($.08 per common share), compared to income of $21.7 million ($.80 per common share) in 1997. All per share amounts refer to both basic and diluted earnings per common share.

Included in results of operations for the nine months ended September 31, 1998 are special charges related to the consolidation and rationalization of certain product lines. These actions include, among others, the discontinuance of product development and marketing efforts on the SmartCell wireless local loop product, which did not achieve adequate market acceptance, the consolidation of two manufacturing operations of the Systems product line, the formation of a worldwide Systems business, and the reorganization of the Company's North American-based sales force. As a result of asset write-offs, severance and other costs associated with such actions, the Company incurred a charge in the second quarter of 1998 in the amount of $15.8 million before-tax, or $.38 per share after related income taxes. (See also Note 4 of Notes To Consolidated Condensed Financial Statements.)

In addition, the Company recognized before-tax net gains in the amount of $7.8 million ($.17 per common share) and $5.5 million ($.12 per common share) for the three and nine-month periods ended September 30, 1998 with respect to transactions regarding certain telecommunication investments. See Note 2 of Notes to Consolidated Condensed Financial Statements for information concerning such items.

Sales:
------

Sales for the third quarter 1998 of $91.0 million decreased approximately 18.3% (or $20.4 million) from the comparable three-month 1997 period and, at $302.3 million for the nine months ended September 30, 1998, decreased approximately 6.3% (or $20.4 million) from the comparable 1997 period. The decrease in sales in the third quarter of 1998 is due principally to lower sales of the Company's Systems products, which include repeaters and amplifiers, and to a lesser extent, its Site Management products, which include filters, combiners and duplexers. Sales of foreign operations were negatively impacted by the strong U.S. dollar relative to certain European currencies in fiscal 1998 as compared to fiscal 1997. As a result of exchange differences, reported sales in the nine months ended September 30, 1998 were $6 million lower as compared with the corresponding prior year period, assuming the exchange rates stayed the same.

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

The Company currently sees no significant change in its markets, which includes the weakness in certain Asian economies that have been and are expected to be important markets for wireless equipment products. The U.S. wireless telecommunications market also continues to be soft. As previously indicated, the Company has been advised by certain European original equipment manufacturers ("OEMs") that their large inventory buildup will continue to negatively impact near term orders.

Operations:
-----------

Gross profit margins were 24.1% in the third quarter of 1998, as compared with 36.4% in the third quarter of 1997. For the nine-month periods ended September 30, 1998 and 1997, gross profit margins were 28.9% prior to the aforementioned special charges, and 35.7%, respectively. The significantly lower gross profit margins in 1998 were due to lower sales, increased pricing pressure and a greater sales mix of lower margin products.

Selling, general and administrative expenses were 19.8% and 15.3% of sales for the third quarters of 1998 and 1997, and 16.9% (before special charges) and 15.5% for the nine-month periods ended September 30, 1998 and 1997, respectively. The increase in this ratio for 1998 reflects the impact of fixed costs on lower sales as compared to 1997. Selling, general and administrative expenses for the 1998 third quarter and year-to-date period were also impacted by lower staffing and operating expenses as a result of actions instituted in late 1997 to lower costs. Savings related to additional cost saving actions taken late in the second quarter of 1998 are expected to more fully benefit the fourth quarter of 1998. Further impacting these ratios is higher amortization of goodwill ($4.7 million compared with $2.4 million in the respective 1998 and 1997 nine-month periods, respectively) due primarily to the acquisition of the remaining 20% minority ownership interest in the Company's FOREM S.r.l subsidiary ("Forem") in 1997. Also included in the third quarter of 1998 are $.9 million in costs which were associated with the proposed sale of the Company's Comsearch division which was terminated in October 1998.

Research and development and product engineering costs were 8.1% and 7.2% of sales in the third quarter of 1998 and 1997, and 7.7% and 6.9% for the nine-month periods ended September 30, 1998 and 1997, respectively. The increase in this ratio for the third quarter reflects the spreading of slightly lower costs on lower sales. The slight increase in costs for the 1998 nine-month period over the comparable 1997 period is due to increased spending for the development of the Company's geolocation product (which is designed to locate subscribers who dial 911 from a wireless telephone) and other research and development projects.

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

Interest and Financing Expenses:
--------------------------------

Net interest and financing costs increased to $2.0 million and $5.0 million from $.9 million and $2.2 million in the three and nine months ended September 30, 1998 and 1997, respectively. The principal reason for the increase is higher outstanding borrowings incurred for the purchase of the 20% minority interest in Forem in late 1997 and lower cash flow from operations.

Provision for Income Taxes:
---------------------------

In the third quarter of 1998, the Company recorded an income tax benefit despite reporting income before taxes, which would otherwise have resulted in an expected income tax provision. The third quarter of 1998 included a $3.7 million deferred tax benefit with respect to a change in the applicable income tax rate on the undistributed earnings (prior to 1998) of a foreign subsidiary as a result of the Company's acquisition of an additional interest in such subsidiary. The acquisition allows for the Company's pro rata portion of earnings (when distributed) to be taxed at a lower income tax rate. This benefit was offset, in part, by certain additional tax provisions. The aforementioned was also the reason for the high level of income tax benefit, relative to the loss before taxes, for the nine months ended September 30, 1998.

Minority Interests:
-------------------

Minority interest expense decreased from $1.1 million and $4.4 million in the third quarter and nine months ended September 30, 1997, respectively, to $.6 million and $1.9 million for the comparable 1998 periods. This decrease is primarily due to the acquisition in late 1997 of the 20% minority interest in Forem.

Discontinued Operations:
------------------------

The Company is continuing its attempt to sell its centralized automotive emissions testing business. In early 1998, Marta Technologies, Inc. ("Marta"), the subsidiary which operates this business, re-started the Cincinnati, Ohio program which had been shut down since August 1996. Based on the programs' operations to date, as well as the Company's inability to resolve operational and legal issues with the State of Ohio, the Company has re-evaluated the carrying value of its investment in this program. As described in Note 6 of the Notes To Consolidated Condensed Financial Statements, Marta previously instituted litigation against the State of Ohio for damages with respect to both the shut-down of the program and other actions which increased costs or reduced revenues of the Ohio program.

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

In the third quarter of 1998, the Company recognized an additional loss for the disposal of the Marta business in the pretax amount of $7.3 million ($4.7 million after related income tax benefit of $2.6 million), or $.17 per basic and diluted common share. This loss provision is principally related to the estimated diminution in value of the Cincinnati, Ohio program resulting from reduced revenues, anticipated losses, and legal fees. It is possible that the continued inability to resolve operational and legal issues with respect to this program could further negatively impact the carrying value and ultimate recovery value of this program upon sale or other disposition.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

As set forth in the Consolidated Condensed Statement of Cash Flows, the Company generated $.7 million in operations for the nine months ended September 30, 1998 as compared with $9.2 million for the comparable 1997 period. The decline in cash flow from operations is principally due to lower net income in 1998 offset, in part, by a lower investment in working capital. Further, the Company expended $29.7 million for investments in telecommunications companies, relating primarily to the final purchase price for the outstanding minority interest in Forem. This payment to acquire Forem is the principal reason for the decline in Accounts payable and increase in long-term debt in the Consolidated Condensed Balance Sheet at September 30, 1998. The Company also generated $17.7 million in cash from the sale of investments. At September 30, 1998, the Company had available unused worldwide lines of credit in the amount of $92 million.

On October 7, 1998, the Company entered into an agreement to purchase 12% of the outstanding 38% minority interest in its Mikom GmbH subsidiary, bringing the Company's total interest in Mikom to 74%. The purchase price was $9.0 million in cash. The transaction will be reflected in the Company's fourth quarter results, at which time goodwill will increase.

YEAR 2000:
----------

Many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, and may be unable to accurately process certain data before, during or after the year 2000. If not corrected, these systems could cause date-related transaction failures. This is commonly known as the Year 2000 ("Y2K") issue. This Y2K issue can arise at any point in the Company's supply, manufacturing, distribution and financial chains.

The Company and each of its operating businesses are in the process of implementing a Y2K readiness program with the objective of having all of their business systems, including those that effect the Company's facilities and manufacturing operations, functioning properly with respect to Y2K issues before June 30, 1999. Each operating

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

subsidiary is at a different stage in terms of Y2K readiness. Generally, those subsidiaries with North American operations are closer to Y2K readiness than those subsidiaries with extensive international operations. The first component of the Company's Y2K readiness program is to identify the internal business systems of the Company that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete with all operating businesses having identified the business systems that may require remediation or replacement and established priorities for repair or replacement. The identification of embedded chips in non-information technologies (such as security, telephone systems, etc) in manufacturing and other equipment is expected to be completed by the first quarter 1999.

The second part of the Company's Y2K readiness program involves the actual remediation and replacement of internal business systems and such embedded chips by June 30, 1999, and to complete final testing as well as systems for Y2K readiness by September 30, 1999. The Company is substantially complete with respect to the remediation efforts of its internal business systems, has tested most such internal business systems and has developed contingency plans with respect to one such system that is not yet Y2K compliant. Independent verification of Y2K compliance of these internal software systems will be completed by September 30, 1999. The Company will develop other contingency plans, as necessary, with respect to imbedded chips in non-information technology equipment and systems as the Company's readiness program develops further.

As part of the Company's Y2K readiness program, significant service providers, vendors, suppliers and customers that the Company believes are critical to business operations after January 1, 2000, are substantially all identified and steps are being undertaken to reasonably determine their stages of Y2K readiness. In many cases, entities outside of North America have a lower level of Y2K awareness, which have impacted the Company's ability to evaluate their Y2K readiness.

Because of the significant number of business systems used by the Company and the extent of the Company's foreign operations (including some third parties that are not actively promoting Y2K issues), the Company believes it is reasonably possible that it may experience some disruption in its business due to the Y2K issue. The Company currently believes that the greatest risk of disruption in its businesses exists in certain international markets. There are a number of uncertainties regarding the Y2K issue. For example, if the Company is unsuccessful in identifying or fixing all Y2K problems in its critical operations, or if the Company is affected by the inability of critical suppliers or customers to continue operations due to such a problem, the Company's results of operations or financial conditions could be materially impacted.

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

The total costs that the Company expects to incur in connection with Y2K issues is dependant on the Company's ability to identify Y2K problems, the nature of the Y2K problems, and the ability of third parties (including the Company's suppliers, vendors and customers) to successfully address their own Y2K issues. The total cost associated with required Y2K remediation efforts is not expected to be material to the Company's financial position. The total estimated external cost of Y2K remediation efforts is approximately $2 million, and the Company has expended approximately $1 million through September 30, 1998.


--------------------------------------------------------------------------------

LEGAL DISCLAIMER:
-----------------

Statements included in this Form 10-Q which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Allen Telecom's Annual Report on Form 10-K contains certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, including, among others, the costs and timetable for new product development, the health and economic stability of the world and national markets, the uncertain level of purchases by current and prospective customers of the Company's products and services, the impact of competitive products and pricing, the potential impact of the Company's attempts to sell its discontinued operations in the vehicle emissions testing business, the ultimate market value of the Company's investments in telecom ventures, and the successful discovery and correction of potential "Year 2000" computer sensitive problems by both the Company and its key suppliers and customers.

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



                                                      Allen Telecom Inc.
                                                      ------------------
                                                         (Registrant)




Date:  November 12, 1998                By:      /s/ Robert A. Youdelman
       -----------------                      ---------------------------------
                                                      Robert A. Youdelman
                                                   Executive Vice President
                                                   (Chief Financial Officer)




Date:  November 12, 1998                By:     /s/ James L. LePorte, III
       -----------------                      ---------------------------------
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