Form 10-K405
period 1998-12-31
ALLEN TELECOM INC
filed 1999-03-26
CIK 3721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998
                          -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _____________________

                          Commission file number 1-6016
                                                ----------

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE            216/765-5818
                                                              ------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                    WHICH REGISTERED
     -------------------                               ------------------------
Common Stock, $1 par value                             New York Stock Exchange
                                                       Pacific Exchange

Preferred Stock Purchase Rights                        New York Stock Exchange
                                                       Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:         None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days: Yes X   No
                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 1999, there were 27,504,546 shares of the Registrant's Common Stock issued and outstanding, and the aggregate market value (based upon the last sale price of the Registrant's Common Stock on the New York Stock Exchange Composite Tape on March 3, 1999 of $4.813) of the Registrant's Common Stock held by nonaffiliates of the Registrant was $124,423,505.

               Exhibit Index is on pages 17 to 24 of this Report.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended December 31, 1998 incorporated by reference into Parts I, II and IV hereof.

Proxy Statement dated March 19, 1999 for Annual Meeting of Stockholders to be held April 30, 1999 incorporated by reference into Part III hereof.

                               ALLEN TELECOM INC.
                               ------------------

                                    FORM 10-K
                                    ---------

                  (For the fiscal year ended December 31, 1998)

                                TABLE OF CONTENTS
                                -----------------

                                                                                                                  Page
                                                                                                                  ----

PART I

   Item  1 -  Business                                                                                              3

   Item  2 -  Properties                                                                                            8

   Item  3 -  Legal Proceedings                                                                                     8

   Item  4 -  Submission of Matters to a Vote of Security Holders                                                   8

   Executive Officers of The Registrant                                                                             9

PART II

   Item  5 -  Market for Registrant's Common Equity and Related Stockholder Matters                                10

   Item  6 -  Selected Financial Data                                                                              10

   Item  7 -  Management's Discussion and Analysis of Financial Condition and Results of Operations                10

   Item 7A -  Quantitative and Qualitative Disclosures about Market Risk                                           10

   Item  8 -  Financial Statements and Supplementary Data                                                          10

   Item  9 -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 10

PART III

   Item 10 -  Directors and Executive Officers of the Registrant                                                   11

   Item 11 -  Executive Compensation                                                                               11

   Item 12 -  Security Ownership of Certain Beneficial Owners and Management                                       11

   Item 13 -  Certain Relationships and Related Transactions                                                       11

PART IV

   Item 14 -  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     12


SIGNATURES                                                                                                         15


EXHIBIT INDEX                                                                                                      17

                               ALLEN TELECOM INC.

                                    FORM 10-K


                                     PART I
                                     ------

                                ITEM 1 - BUSINESS
                                -----------------

OVERALL

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

         The Company is a major supplier of telecommunications equipment, including site management products, system expansion and optimization products, mobile and base station antennas, test and measurement equipment, and wireless engineering services to the worldwide wireless communications market.

         There have been no significant changes in the business, kinds of products produced or services rendered or in the markets or methods of distribution since the beginning of the last fiscal year.

         On March 1, 1999, the Company sold its MARTA Technologies, Inc. ("Marta") subsidiary, which operated its discontinued centralized automotive emissions testing programs, to a subsidiary of Environmental Systems Products, Inc. Additional information regarding this development is incorporated herein by reference to Note 9, "Acquisitions and Dispositions," of the Notes to Consolidated Financial Statements" on pages 22 and 23, and to the "Discontinued Operations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 29 of Allen Telecom's 1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

TELECOMMUNICATIONS EQUIPMENT MANUFACTURING

GENERAL
-------

         The Company's Telecommunications Equipment Manufacturing business segment consists of three product lines: Systems Products, Site Management and Other Non-Antenna Products, and Mobile and Base Station Antennas.

         The Company's Systems Products support both coverage and capacity enhancement for GSM, TDMA, CDMA and analogue wireless carriers. Products include high power and low power repeaters to fill coverage gaps caused by obstructions, such as mountains, tunnels, and buildings, and fiber optic-based radio frequency distribution systems, such as its Britecell(TM) product. Indoor coverage systems are provided generally using fiber as a means of distribution, including its Distributed Indoor Coverage Extension System ("DICE(TM)"), as well as a cable-based indoor system for smaller, lower cost installations, such as its CableStar(TM) product. The Company also has developed a range of test equipment and software to test and optimize wireless networks, such as its I.Q. Analyzer(TM), Surveyor(TM) and Illuminator(TM) products.

         Many of the major wireless system infrastructure vendors incorporate components or subsystems from Allen Telecom's Site Management and Other Non-Antenna Products. The Company is the world's largest supplier of cell site subsystems, supplying many different customized modules that are incorporated in original equipment manufacturer ("OEM") cell sites. Site Management products include sophisticated filters, which ensure that incoming signals are received and outgoing signals are transmitted clearly and without interference, duplexers, which are stationed at most cell site transceivers to allow one antenna to be used for both transmission and reception of radio signals simultaneously, and low noise, tower mounted, multicarrier and power amplifiers, which enhance the reception of weak signals or boost outgoing signals. Allen Telecom also manufacturers auto-tune combiners, which adjust instantly and automatically to new frequencies as the system is modified, among other products.

         Allen Telecom is a leading North American supplier of base station antennas to the global wireless OEMs and wireless service providers through its Mobile and Base Station Antennas product line. Products include antennas in frequency bands to cover all of the traditional analogue cellular networks as well as the newer digital services and PCS. New models for the PCS market include, for example, the Decibel TripleTree(TM), which incorporates all six of the antennas required for a three sector site all in a single 12 inch diameter housing. The Company is a leading supplier of mobile automobile antennas, which operate on both cellular and PCS frequencies, as well as antennas for Global Positioning System ("GPS") mapping.

         The Federal Communications Commission ("FCC") has mandated that by October 2001 all providers of wireless phone services will provide the location where an emergency 911 call originates. The Company has been developing a geolocation technology solution to provide carriers with the equipment and software to locate subscribers in their system. This geolocation technology is currently in its testing phase. Although further engineering work is needed to bring this product to market, the Company feels this is a viable technology which will meet the FCC's requirements.

         In 1998, the Company initiated a number of cost reduction efforts within the Telecommunications Equipment Manufacturing segment to improve and adjust operations to existing market conditions. These actions include, among others, the discontinuance of product development and marketing efforts on certain products, the formation of a worldwide Systems business, the consolidation of two manufacturing operations of the Systems product line, and the reorganization of the Company's North American-based sales force. As a result of asset write-offs, severance and other costs associated with such actions, this segment incurred before-tax charges for the year of $16.8 million.


PRODUCTION, RAW MATERIALS, AND SUPPLIES
---------------------------------------

         Allen Telecom's telecommunications equipment products generally are manufactured or assembled by the Company. Outside of the United States, the Company's manufacturing operations are in Italy, Germany, France, Mexico, Australia, China and Brazil. Allen Telecom's European operations outsource a substantial portion of product manufacturing labor to third parties. Products are sold directly through salaried and commissioned sales employees or through distributors and sales representatives to OEMs, common carriers and other large users of telecommunications products.

         In addition to manufacturing certain products, Allen Telecom also assembles at its facilities certain components manufactured for it by non-affiliated companies. The principal materials used in the production of Allen Telecom's products are purchased electronic components and subassemblies, steel, aluminum, copper and plastics. These materials are purchased regularly from several producers and have been generally available in sufficient quantities to meet Allen Telecom's requirements, although occasionally shortages have occurred. The Company believes that the supplies of materials through the end of 1999 will be adequate.

SEASONAL TRENDS
---------------

         Generally, sales and earnings for telecommunications equipment manufacturing tend to be slightly lower in the first fiscal quarter due to lower outdoor installations of its products in the northern climates. Due to the unsettled climate for the global wireless telecommunications market, such seasonal variability was not evident in 1997 and 1998.




WORKING CAPITAL
---------------

         The Company's products consist of manufactured products for which inventory levels are generally based on product demand. The Company produces sophisticated equipment that could be subject to technological obsolescence. The Company maintains and periodically revises reserves for excess inventory based on the most current information available of anticipated usage requirements. As previously indicated, a significant portion of the segment's revenues is derived from international sales, which has generally resulted in extended collection periods as compared to its domestic business.

         In 1996, the Company entered into an agreement and made an equity investment in Nextwave Telecom Inc. ("Nextwave") in the amount of $5,000,000. Nextwave had agreed to purchase from the Company $50,000,000 of equipment and services through December 31, 2001. In connection with this purchase commitment, subject to certain preconditions that have not yet occurred, the Company would make available up to $50,000,000 of product financing in the form of secured, interest-bearing loans to be used solely to finance the purchase price of the equipment and services supplied by the Company, of which approximately $2,000,000 has been purchased and financed to date. In 1998, NextWave and certain of its subsidiaries filed for relief under Chapter 11 of the United States bankruptcy code; accordingly, the status of this commitment is unlikely at this time. The Company believes that its existing credit lines provide sufficient flexibility for this arrangement, should it be necessary.

MAJOR CUSTOMERS
---------------

         Within the Telecommunications Equipment Manufacturing segment, there is no single customer the loss of which would have a material adverse effect on the Company. However, four major telecommunications equipment companies accounted for approximately 20% (none individually greater than 10%) of segment sales in 1998. The balance of the segment's sales were widely distributed among many customers.

WIRELESS ENGINEERING SERVICES

GENERAL
-------

         Allen Telecom's Wireless Engineering Services is a leading supplier of frequency planning and coordinating services as well as system design and field engineering services for the wireless and PCS markets. The Company provides consulting services to assist with determining the appropriate system in light of the coverage required, topography and area demographics. Allen Telecom's engineering expertise in spectrum sharing, microwave interconnectivity, microwave migration and cell system design has enabled it to obtain orders from most major PCS carriers. The Company's spectrum sharing software, IQ.Clear(R), currently is licensed in most major domestic PCS markets, and its IQ.Link(TM) software for microwave interconnection is operational in several European PCS systems. Engineering services are distributed primarily through in-house salaried sales employees to telecom service providers.

         In 1998, the Company incurred a one-time charge of $2.6 million due to realigning the Wireless Engineering Services segment to reduce engineering and general and administrative costs. In addition, product offerings have been reorganized to focus on expected future business opportunities once the worldwide wireless market recovers. The full impact of such changes will not affect segment operating results until early 1999.

SEASONAL TRENDS
---------------

         Generally, sales and earnings for wireless engineering services are not subject to significant seasonal variations.






MAJOR CUSTOMERS
---------------

         Within wireless engineering services, there is no single customer the loss of which would have a material adverse effect on the Company. However, one customer accounted for 9.5% of the wireless engineering services segment, and four customers accounted for approximately 30% of segment sales in 1998. The balance of the segment's sales was widely distributed among many customers.

RESEARCH AND DEVELOPMENT
------------------------

         The Company engages in research and development activities (substantially all of which are Company-sponsored) as part of its ongoing business. The Company emphasizes the development of new technologies, products and software for the wireless telecommunications markets. Currently, these development activities are not expected to require a material investment in assets. For information concerning these expenditures, see "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page 16 and 17 of Allen Telecom's 1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

ENVIRONMENTAL CONTROLS
----------------------

         The Company is subject to federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and financial liability to the Company. Additional information regarding environmental issues is incorporated herein by reference to the last paragraph of Note 5, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements on page 20 of Allen Telecom's 1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

EMPLOYEES
---------

         As of January 31, 1999, Allen Telecom's continuing operations had approximately 2,300 employees.

BUSINESS SEGMENTS, FOREIGN OPERATIONS AND EXPORT SALES
------------------------------------------------------

         Information relating to the Company's business segments, foreign and domestic operations and export sales is incorporated herein by reference to "Geographic Data" in Note 8 of the Notes to Consolidated Financial Statements on page 22, and the information presented in the charts on page 27, of Allen Telecom's 1998 Annual Report to Stockholders, a copy of which is filed as
Exhibit 13 to this Annual Report.

         With the opportunities presented by the rapid deployment of wireless telecommunications systems throughout the world, the Company had seen extensive growth in international markets. The Company's export sales were $71.6 million in 1998, $103.9 million in 1997, and $86.5 million in 1996. In 1998, international sales constituted 61% of total Telecommunications Equipment Manufacturing sales, and 16% of total Wireless Engineering Services sales. The international opportunities for the Company's products has encouraged the Company to continue to expand the size and number of its international sales and service offices. As seen in Item 2, "Properties," the Company's foreign manufacturing operations are located mainly in Europe. In the opinion of management, any financial risks inherent in Allen Telecom's existing foreign operations are not substantially different than the financial risks inherent in its domestic operations.

         In 1998, economic dislocations in Asia became more widespread and were followed by economic disruption in South America, notably Brazil. The instability in these markets impacted the Company's shipment of product to those countries and also contributed to a major excess inventory situation at some of its customers, particularly in Europe. The Company currently sees no significant change in its market in the near term, but hopes to see gradual improvement as the uncertainties in Asia and South America are resolved.



PATENTS, LICENSES, AND FRANCHISES
---------------------------------

         The Company's Telecommunications Equipment Manufacturing and Wireless Engineering Services segments own a number of patents, trademarks and copyrights and conduct certain operations under licenses granted by others. Although the Company does not believe that the expiration or loss of any one of these items would materially affect its business considered as a whole, it does consider certain of them to be important to the conduct of its business in certain product lines. Business franchises and concessions are not of material importance to Allen Telecom.

BACKLOG
-------

         The approximate order backlog as of December 31, 1998 and 1997 are as follows (amounts in thousands):

                                                                                    1998           1997
                                                                                    ----           ----

           Telecommunications equipment manufacturing                                $51,900       $112,500

           Wireless engineering services                                                 900          2,500

           Backlog not expected to be filled within one year                               -           (500)
                                                                                      ------          -----

           Backlog expected to be filled within one year                             $52,800       $114,500
                                                                                   =========       ========

         In 1996, the Company entered into an agreement and made an equity investment in Nextwave. Nextwave had agreed to purchase from the Company $50,000,000 of equipment and services through December 31, 2001. In 1998, Nextwave and certain of its subsidiaries filed for relief under Chapter 11 of the United States bankruptcy code; accordingly, this commitment is unlikely to be filled at this time. This purchase commitment has been excluded from the above-mentioned order backlog amounts.

COMPETITION
-----------

         Competition is vigorous for both the telecommunications equipment manufacturing and wireless engineering services segments. The Company believes that it is among the major manufacturers in its product lines, and that competition is widely distributed. Allen Telecom's principal methods of competition include performance, service, warranty, market availability, product research and development, innovation and price. In certain of its product lines, the Company has augmented its own resources through licensing agreements with companies possessing complementary resources and technologies. The demand for equipment and services is primarily a function of the development of new and expanded wireless communications systems throughout the world, and Allen Telecom's ability to develop new products and technologies related to system coverage and capacity and components for other manufacturers' wireless communications systems.

                               ITEM 2 - PROPERTIES
                               -------------------


         At December 31, 1998, Allen Telecom's continuing operations were conducted in 42 facilities in 10 states and 18 foreign countries. Allen Telecom's Telecommunications Equipment Manufacturing segment occupies approximately 944,000 square feet of space for manufacturing, assembly, warehousing, research and development, sales and administrative offices. Of this amount, approximately 596,000 square feet are rented under operating leases. The Company's principal manufacturing and service facilities for Telecommunications Equipment Manufacturing are located in Ohio, Texas, Virginia, Italy, Germany, France, and Mexico. The Company's Wireless Engineering Services are provided principally at one leased facility in Virginia and at customer locations.

         Information concerning the square footage of the Company's continuing operations by segment at December 31, 1998 is as follows (amounts in thousands):

                                                                    Domestic                 Foreign
                                                                    --------                 -------
                                                               Owned       Leased       Owned      Leased      Total
                                                               -----       ------       -----      ------      -----
Telecommunications equipment manufacturing                      166          459         182         137         944
Wireless engineering services                                     -           87           -           -          87
Other                                                           164           10           -           -         174
                                                                ---          ---         ---        ---        -----
           Total                                                330          556         182         137       1,205
                                                                ===          ===         ===         ===       =====

         Allen Telecom's machinery, plants, warehouses and offices are in good condition, and are reasonably suited and adequate for the purposes for which they are presently used. Due to the economic uncertainty in the global wireless telecommunications markets, the Company's facilities are generally not fully utilized at December 31, 1998.

         Included in "Other" above consists of a manufacturing facility of 84,000 square feet owned by the Company relating to a previously-owned operation (which is leased to a third party), a manufacturing facility of 80,000 square feet owned by the Company which is not in use and is held for sale, and a lease for its Corporate office space.

                           ITEM 3 - LEGAL PROCEEDINGS
                           --------------------------

         The information required by this Item is incorporated herein by reference to the fourth paragraph of Note 5, "Commitments and Contingencies," on page 20, and the seventh paragraph of Note 9, "Acquisitions and Dispositions," on page 23, of the Notes to Consolidated Financial Statements of Allen Telecom's 1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

         On December 21, 1998, the Company's then wholly-owned subsidiary, Marta Technologies, Inc., which operated its discontinued centralized automotive emissions testing business, entered into a Settlement Agreement with the State of Ohio for the complete and final settlement of their claims and causes of action. On December 31, 1997, Marta filed a lawsuit against Ohio EPA and its Director claiming damages for Ohio EPA's unilateral and illegal suspension of the program and numerous other actions which would, in the future, increase costs to operate the program and/or reduce the amount of revenues the State was contractually obligated to provide. Subsequent thereto, the State counterclaimed, denied Marta's allegations and demanded liquidated damages, contract damages and/or civil penalties as a result of Marta's alleged failure to meet the terms of the contract. Pursuant to the Settlement Agreement, Marta and the State entered into a Change Order to amend its contract for the operation of the centralized vehicle emissions testing program in the Cincinnati region of Ohio. The cost of the Change Order will be funded by the State.


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

ROBERT G. PAUL - President and Chief Executive Officer; age 57.

         Mr. Paul has been President and Chief Executive Officer of the Company since February 1991. He was President and Chief Operating Officer of the Company from December 1989 to February 1991, Senior Vice President - Finance from April 1987 to December 1989, Vice President-Finance from January 1987 to April 1987 and a Vice President from 1974 to January 1987. He also was President of the Antenna Specialists Company (a division of the Company) from 1978 to June 1990. Mr. Paul joined the Company in 1970 as an Assistant to the President and also served as Assistant Treasurer from 1970 to 1972. He was elected Treasurer in 1972 and Vice President and Treasurer of the Company in 1974. Mr. Paul was appointed Vice President-Finance and Administration of the Antenna Specialists Company division in 1976, its Vice President-Operations in 1977 and its President in 1978, while continuing as a Vice President of the Company.

ROBERT A. YOUDELMAN - Executive Vice President, Chief Financial Officer and Assistant Secretary; age 57.

         Mr. Youdelman joined the Company in 1977 as Director of Taxes and was elected Vice President-Taxation in February 1980. In December 1989, he was elected Senior Vice President-Finance, Chief Financial Officer and Assistant Secretary of the Company and was promoted to Executive Vice President in February 1997. Mr. Youdelman is an attorney.

PETER G. DEVILLIERS - Vice President; age 45.

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

JAMES L. LEPORTE, III - Vice President and Controller; age 44.

         Mr. LePorte joined the Company in 1981 as Senior Financial Analyst. In 1983, he was appointed Manager of Financial Analysis, and, in 1984, was named Assistant Controller. Mr. LePorte was elected Controller of the Company in April 1988; a Vice President in December 1990; and served as Treasurer of the Company from September 1995 to February 1999.

MCDARA P. FOLAN, III - Vice President, Secretary and General Counsel; age 40.

         Mr. Folan joined the Company in August 1992 as Corporate Counsel and was elected Secretary and General Counsel in September 1992 and Vice President in December 1994. Prior to joining Allen Telecom, Mr. Folan was affiliated with the law firm of Jones, Day, Reavis and Pogue, Cleveland, Ohio, from September 1987 to August 1992. Mr. Folan is an attorney.

ROGER L. SCHROEDER-  Treasurer and Assistant Secretary; age 45.

         Mr. Schroeder joined the Company in 1981 as an Internal Auditor. In 1984, he was appointed Manager of Financial Analysis. He was promoted to Director of Financial Analysis in 1988 and named Director of Financial Analysis and Insurance in 1993. Mr. Schroeder was elected Assistant Secretary of the Company in December 1992 and Assistant Treasurer in April 1997, and was promoted to Treasurer and Assistant Secretary of the Company in February 1999.

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

                                     PART II

 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
 ------------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the last paragraph of Note 2, "Financing," of the Notes to Consolidated Financial Statements on page 18, and to "Exchange Listings," "Market Price Range of Common Stock," "Dividends Declared On Common Stock" and "Stockholders" on the inside back cover of the Registrant's 1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

                        ITEM 6 - SELECTED FINANCIAL DATA
                        --------------------------------

         The information required by this Item is incorporated herein by reference to "Five Year Summary of Operations" on page 32, and to "Dividends Declared on Common Stock" on the inside back cover, of the Registrant's 1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.


    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

         The information required by this Item is incorporated herein by reference to pages 27 to 31 of the Registrant's 1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Allen Telecom Inc.'s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, including, among others, the costs and timetable for new product development, the health and economic stability of the world and national markets, the uncertain level of purchases by current and prospective customers of the Company's products and services, the impact of competitive products and pricing, the successful discovery and correction of potential "Year 2000" computer sensitive problems by both the Company and its key suppliers and customers, the size and scope of the geolocation services market, the timing of governmental requirements and the success of the respective companies in the geolocation services market, and other transactions.


      ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      --------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to page 31 of the Registrant's 1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity on pages 12 to 15, to the Notes to Consolidated Financial Statements on pages 16 to 25, and to the "Report of Independent Accountants" on page 26, of the Registrant's 1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.


            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                  PART III


            ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
            --------------------------------------------------------

         The information required by this Item relating to the Company's executive officers is included on pages 9 to 10 hereof under "EXECUTIVE OFFICERS OF THE REGISTRANT" and is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Employment, Termination of Employment and Change of Control Arrangements" on pages 15 to 16 of the Registrant's definitive proxy statement dated March 19, 1999 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934. The other information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Information Regarding Nominees" on pages 1 to 3 of the Registrant's definitive proxy statement dated March 19, 1999 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


                        ITEM 11 - EXECUTIVE COMPENSATION
                        --------------------------------

         The information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS Compensation of Directors" on pages 4 to 5, and to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT" on pages 6 to 18, of the Registrant's definitive proxy statement dated March 19, 1999 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to "STOCK OWNERSHIP" on pages 18 to 20 of the Registrant's definitive proxy statement dated March 19, 1999 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

         The information required by this Item is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Transactions with Executive Officers and Directors" on page 18 of the Registrant's definitive proxy statement dated March 19, 1999 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                                     PART IV
                                     -------

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   --------------------------------------------------------------------------

(a)(1)      FINANCIAL STATEMENTS OF THE REGISTRANT
            --------------------------------------

     The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 16, 1999, except as to paragraph five of Note 9, which is as of March 1, 1999, are incorporated herein by reference to pages 12 to 26 of the Registrant's 1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

            Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

            Consolidated Balance Sheets at December 31, 1998 and 1997

            Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

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

     (3)    EXHIBITS*
            --------

     The information required by this Item relating to Exhibits to this Annual Report is included in the Exhibit Index on pages 17 to 24 hereof.

(b)  REPORTS ON FORM 8-K

     None.


----------

*A copy of any of the Exhibits to this Annual Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------




To the Board of Directors and Stockholders of  Allen Telecom Inc.:




     Our report on the consolidated financial statements of Allen Telecom Inc. has been incorporated by reference in this Annual Report on Form 10-K from page 26 of the 1998 Annual Report to Stockholders of Allen Telecom Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index on page 12 of this Form 10-K Annual Report.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                      PricewaterhouseCoopers LLP








Cleveland, Ohio
February 16, 1999,
   except as to paragraph five of Note 9,
   which is as March 1, 1999

                                                                      ALLEN TELECOM INC.
                                                         SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                                                          FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                                                    (AMOUNTS IN THOUSANDS)


            Column A                       Column B                      Column C                     Column D          Column E
--------------------------------------     --------        ------------------------------------       --------          --------
                                                                         Additions
                                            Balance        ------------------------------------                          Balance
                                              At            Charged to                Charged        Deductions          at End
                                           Beginning         Costs and               to Other           from               of
               Description                 of Period         Expenses                Accounts         Reserves           Period
--------------------------------------  ---------------    -----------------    ---------------  -----------------    --------------

Allowance for doubtful accounts
   1998                                     $1,934             1,170                       -            (85)(1)         $  3,189
                                            ======            ======                ========          =====             ========
   1997                                     $1,610               796                       -            472 (1)         $  1,934
                                            ======            ======                ========          =====             ========
   1996                                     $1,232               825                       -            447 (1)         $  1,610
                                            ======            ======                ========          =====             ========


Inventory reserves:
   1998                                     $7,607            14,718                       -          6,885 (2)         $ 15,440
                                            ======            ======                ========          =====             ========
   1997                                     $7,362             8,646                       -          8,401 (2)         $  7,607
                                            ======            ======                ========          =====             ========
   1996                                     $7,758             8,913                       -          9,309 (2)         $  7,362
                                            ======            ======                ========          =====             ========


(1) Represents the net amount of the write-off of uncollectible accounts (less recoveries), and foreign currency translation changes.

(2) Represents the net amount of the write-off of inventory (less recoveries) and foreign currency translation changes.

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

                       ALLEN TELECOM INC.
                       ------------------
                         (Registrant)



                       By:    /s/ Robert A. Youdelman
                              -----------------------------
                              Robert A. Youdelman
                              Executive Vice President
                              Chief Financial Officer and Assistant Secretary


Date:   March 26, 1999
      ------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    /s/ Robert G. Paul                                         March 26, 1999
   ---------------------------------------------
   Robert G. Paul, President, Chief Executive
   Officer and Director  (Principal Executive Officer)


    /s/ Robert A. Youdelman                                    March 26, 1999
   ---------------------------------------------
   Robert A. Youdelman, Executive Vice President
   Chief Financial Officer (Principal Financial Officer)


    /s/ James L. LePorte                                       March 26, 1999
   ---------------------------------------------
   James L. LePorte, Vice President, Treasurer
   and Controller (Principal Accounting Officer)


    /s/ Philip W. Colburn                                      March 26, 1999
   ---------------------------------------------
   Philip W. Colburn, Chairman of the Board
   and Director

    /s/ Jill K. Conway                                         March 26, 1999
   ---------------------------------------------
   Jill K. Conway, Director


                                                               March 26, 1999
   ---------------------------------------------
   Albert H. Gordon, Director


                                                               March 26, 1999
   ---------------------------------------------
   William O. Hunt, Director


    /s/ J. Chisholm Lyons                                      March 26, 1999
   ---------------------------------------------
   J. Chisholm Lyons, Director


    /s/ John F. McNiff                                         March 26, 1999
   ---------------------------------------------
   John F. McNiff, Director


    /s/ Charles W. Robinson                                    March 26, 1999
   ---------------------------------------------
   Charles W. Robinson, Director


   /s/ Martyn F. Roetter                                       March 26, 1999
   ---------------------------------------------
   Martyn F. Roetter, Director


    /s/ William M. Weaver, Jr.                                 March 26, 1999
   ---------------------------------------------
   William M. Weaver, Jr., Director


                                                               March 26, 1999
   ---------------------------------------------
   Gary B. Smith, Director

                                  EXHIBIT INDEX
                                  -------------

Exhibit Numbers                                                                                Pages
---------------                                                                                -----

     (3)    Certificate of Incorporation and By Laws -

            (a)   Second Restated Certificate of Incorporation (filed as Exhibit
                  Number 4(a) to Registrant's Registration Statement on
                  Form S-8, Registration No. 333-51739, filed on May 4, 1998
                  (Commission file number 1-6016) and incorporated herein by
                  reference)..................................................................     -

            (b)   Certificate of Designation, Preferences and Rights of Series C
                  Junior Participating Preferred Stock (filed as Exhibit Number
                  4(c) to Registrant's Registration Statement on Form S-8
                  Registration No. 333-51739, filed on May 4, 1998 (Commission
                  file number 1-6-16) and incorporated herein by reference....................     -

            (c)   By-Laws, as amended through February 16, 1999...............................    18

     (4) Instruments defining the rights of security holders -

            (a)   Rights Agreement, dated as of January 20, 1998, between the
                  Registrant and Harris Trust Company of New York, as Rights
                  Agent (filed as Exhibit Number 4.1 to Registrant's Form 8-K
                  Registration Statement on Form 8-A, filed on January 9, 1998
                  (Commission file number 1-6016) and incorporated herein by
                  reference) .................................................................     -

            (b)   Credit Agreement, dated as of December 31, 1998, among the
                  Registrant, MARTA Technologies, Inc., the Banks signatories thereto, NBD Bank, as Documentation Agent, and Key Bank
                  National Association, as Swing Line Lender, Syndication Agent
                  and Administrative Agent....................................................    35

             (c)  Note Purchase Agreement, dated as of November 1, 1997, among the Registrant and the insurance companies signatories thereto
                  (filed as Exhibit Number 4(c) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1997 (Commission
                  file number 1-6-16) and incorporated herein by reference)...................     -

                  Additional information concerning Registrant's long-term debt is set forth in Note 2, "Financing," of the Notes to Consolidated Financial Statements on page 17 of Registrant's
                  1998 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report. Other than the Credit Agreement and Note Purchase Agreement referred to above, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of
                  Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange
                  Commission upon request


     (10)    Material contracts (Other than Exhibit 10(a), all of the exhibits listed as material contracts hereunder are management contracts or compensatory plans or arrangements required to be filed as
             exhibits to this Report pursuant to Item 14(c) of this Report.). ................     -

             (a)  Allen Telecom Inc. 1982 Stock Plan, as amended through
                  November 3, 1987 (filed as Exhibit Number 10(c) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1987 (Commission file number 1-6016) and
                  incorporated herein by reference) ..........................................     -

             (b)  Amendment, dated as of December 4, 1990, to the Allen Telecom
                  Inc. 1982 Stock Plan, as amended (filed as Exhibit Number
                  10(d) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016)
                  and incorporated herein by reference) ......................................     -

             (c)  Amendment, dated as of June 14, 1995, to the Allen Telecom Inc.
                  1982 Stock Plan, as amended (filed as Exhibit Number 10.1 to
                  Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1995 (Commission file number 1-6016) and
                  incorporated herein by reference) ..........................................     -

             (d)  Amendment, dated as of February 28, 1997, to the Allen Telecom Inc.
                  1982 Stock Plan, as amended (filed as Exhibit Number 10(e) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1996 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................     -

             (e)  Form of Restricted Stock Agreement pursuant to the Allen Telecom
                  Inc. 1982 Stock Plan, as amended (filed as Exhibit Number 10(e)
                  to Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1990 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................     -

             (f)  Allen Telecom Inc. 1992 Stock Plan, as amended and restated as of May 1, 1998 (filed as Exhibit Number 4(e) to Registrant's
                  Registration Statement on Form S-8, Registration No.
                  333-51739, filed on May 4, 1998 (Commission file number
                  1-6016) and incorporated herein by reference)...............................     -

             (g)  Form of Restricted Stock Agreement pursuant to Allen Telecom
                  Inc. 1992 Stock Plan (Salary Increase Deferral), dated April
                  28, 1992, entered into by the Registrant with certain
                  executive and divisional officers (filed as Exhibit Number
                  10(g) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016)
                  and incorporated herein by reference)
                  ............................................................................     -

             (h)  Form of Restricted Stock Agreement pursuant to Allen Telecom Inc.
                  1992 Stock Plan (Salary Increase Deferral), dated November 30,
                  1993, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(g) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,



                  1993 (Commission file number 1-6016) and incorporated herein
                  by reference)...............................................................     -

             (i)  Amendment to Restricted Stock Agreements pursuant to 1992 Stock
                  Plan (Salary Increase Deferral), dated February 22, 1995 (filed as
                  Exhibit Number 10(l) to Registrant's Form 10-K Annual Report for
                  the fiscal year ended December 31, 1994 (Commission file number
                  1-6016) and incorporated herein by reference) ..............................     -

             (j)  Amendment to Restricted Stock Agreements pursuant to 1992 Stock
                  Plan (Salary Increase Deferral), dated April 25, 1997 (filed as Exhibit
                  Number 10 to Registrant's Form 10-Q Quarterly Report for the
                  quarter ended March  31, 1997 (Commission file number 1-6016)
                  and incorporated herein by reference).......................................     -

             (k)  Amendment to 1992 Restricted Stock Agreements pursuant to 1992
                  Stock Plan (Salary Increase Deferral), dated February 17, 1998
                  (filed as Exhibit Number 10(q) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1997
                  (Commission file number 1-6016) and incorporated herein
                  reference)..................................................................     -

             (l)  Form of Restricted Stock Agreement pursuant to Allen Telecom
                  Inc. 1992 Stock Plan (Salary Increase Deferral), dated January
                  12, 1999, entered into by the Registrant with certain
                  executive and divisional officers..........................................   128

             (m)  Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on September 12, 1989 (filed as Exhibit
                  Number 10(e) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1989 (Commission file number 1-6016)
                  and incorporated herein by reference) ......................................     -

             (n)  Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on February 19, 1997 (filed as Exhibit
                  Number 10(q) to Registrant's Form 10-K Annual Report for the
                  Fiscal year ended December 31, 1996 (Commission filed number
                  1-6016) and incorporated herein by reference)...............................     -

             (o)  Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                  (filed as Exhibit A to Registrant's Proxy Statement dated March 17,
                  1994 (Commission file number 1-6016) and incorporated herein by
                  reference) .................................................................     -

             (p)  First Amendment, dated as of February 28, 1997, to the Allen
                  Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                  (filed as Exhibit Number 10(s) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1996
                  (Commission file number 1-6016) and incorporated herein by reference).......     -

             (q)  Second amendment, dated as of February 17, 1998, to the Allen
                  Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                  (filed as Exhibit Number 10(r) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1997
                  (Commission file number 1-6016) and incorporated herein by reference).......     -


             (r)  Form of Non-Qualified Option to Purchase Stock pursuant to the
                  Allen Telecom Inc. 1994 Non-Employee Directors Stock Option
                  Plan (filed as Exhibit Number 10(o) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1994
                  (Commission file number 1-6016) and incorporated herein by
                  reference)..................................................................     -

             (s)  Allen Telecom Inc. Amended and Restated Key Management
                  Deferred Bonus Plan (incorporating all amendments through
                  February 27, 1992) (filed as Exhibit Number 10(i) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1992 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................     -

             (t)  Amendment, dated as of February 28, 1997, to the Allen Telecom
                  Inc. Amended and Restated Key Management Deferred Bonus Plan
                  (filed as Exhibit Number 10(v) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1996
                  (Commission file number 1-6016) and incorporated herein by reference).......     -

             (u)  Form of Restricted Stock Agreement pursuant to the Allen Telecom
                  Inc. 1992 Stock Plan and Key Management Deferred Bonus Plan
                  (filed as Exhibit Number 10(j) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1992 (Commission
                  file number 1-6016) and incorporated herein by reference)..................      -

             (v)  Form of Severance Agreement, dated as of September 9, 1998, entered into by the Registrant with certain executive officers,
                  officers and division presidents ...........................................   136

             (w)  Allen Telecom Inc. Master Discretionary Severance Pay Plan,
                  effective January 1, 1993 (filed as Exhibit Number 10(t) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1994 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................     -

             (x)  First Amendment, dated as of February 28, 1997, to the Allen
                  Telecom Inc. Master Discretionary Severance Pay Plan (filed as
                  Exhibit Number 10(aa) to Registrant's Form 10-K Annual Report
                  for the fiscal year ended December 31, 1996 (Commission
                  file number 1-6016) and incorporated herein by reference)...................     -

             (y)  Allen Telecom Inc. Key Employee Severance Policy adopted by the Registrant on November 3, 1987 (filed as Exhibit Number
                  10(h) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number
                  1-6016) and incorporated herein by reference)...............................     -

             (z)  Amendment, dated May 14, 1991, to the Allen Telecom Inc. Key
                  Employee Severance Policy adopted by the Registrant on
                  November 3, 1987 (filed as Exhibit Number 10(n) to
                  Registrant's Form 1-K Annual Report for the fiscal year ended
                  December 31, 1992 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................     -


             (aa) Amendment No. 2, dated February 22, 1996, to the Allen
                  Telecom Inc. Key Employee Severance Policy (filed as
                  Exhibit Number 10(x) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1995
                  (Commission file number 1-6016) and incorporated herein
                  by reference)...............................................................     -

             (bb) Amendment No. 3, dated as of September 12, 1996, to the
                  Allen Telecom Inc. Key Employee Severance Policy (filed as
                  Exhibit Number 10 to Registrant's Form 10-Q Quarterly Report
                  for the quarter ended September 30, 1996 (Commission file
                  Number 1-6016) and incorporated herein by reference)........................     -

             (cc) Amendment No. 4, dated as of February 28, 1997, to the Allen
                  Telecom Inc. Key Employee Severance Policy (filed as Exhibit
                  Number 10(ff) to Registrant's Form 10-K Annual Report for the
                  fiscal year ended December 31, 1996 (Commission file number
                  1-6016) and incorporated herein by reference)..............................      -

             (dd) Employment Agreement, dated June 28, 1998, between the
                  Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(m) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1988 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................     -

             (ee) Amendment, dated as of February 27, 1992, of Employment
                  Agreement, dated June 28, 1988, between the Registrant and
                  Philip Wm. Colburn (filed as Exhibit Number 10(p) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1992 (Commission file number 1-6016) and incorporated herein by
                  reference)..................................................................     -

             (ff) Amendment, dated as of February 26, 1991, of Employment
                  Agreement, dated June 28, 1998, between the Registrant and
                  Philip Wm. Colburn (filed as Exhibit Number 10(n) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1990 (Commission file number 1-6016) and incorporated herein by
                  reference)..................................................................     -

             (gg) Amendment and Restated Post Employment Consulting Agreement,
                  dated as of December 20, 1990, between the Registrant and Philip
                  Wm. Colburn (filed as Exhibit Number 10(o) to Registrant's Form
                  10-K Annual Report for the fiscal year ended December 31, 1990
                  (Commission file number 1-6016) and incorporated herein by
                  reference)..................................................................     -

             (hh) First Amendment to Amended and Restated Post Employment
                  Consulting Agreement, dated as of February 19, 1997, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number
                  10(kk) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016)
                  and incorporated herein by reference).......................................    -

             (ii) Amended and Restated Supplemental Pension Benefit Agreement,
                  dated as of December 20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(p) to

                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1990 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................     -

             (jj) Amendment, dated as of August 1, 1997, of Amended and Restated
                  Supplemental Pension Benefit Agreement, dated as of December
                  20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(pp) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1997 (Commission
                  file number 1-6016) and incorporated herein by reference....................     -

             (kk) Split Dollar Insurance Agreement, dated as of July 1, 1991, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number
                  10(u) to Registrant's Form 10-`K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................     -

             (ll)  Supplemental Pension Benefit Agreement, dated as of December 6,
                  1983, between the Registrant and J. Chisholm Lyons (filed as Exhibit
                  Number 10 (r)  to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1983 (Commission file number 1-6016)
                  and incorporated herein by reference).......................................     -

             (mm)  Amendment, dated as of December 20, 1990, of Supplemental
                   Pension Benefit Agreement, dated as of December 6, 1983,
                   between the Registrant and J. Chisholm Lyons (filed as
                   Exhibit Number 10(s) to Registrant's Form 10-K Annual Report
                   for the fiscal year ended December 31, 1990 (Commission file
                   number 1-6016) and incorporated herein by reference).......................     -

             (nn)  Amendment, dated as of August 1, 1997 of Supplemental Pension
                   Benefit Agreement, dated as of December 6, 1983 between the
                   Registrant and J. Chisholm Lyons (filed as Exhibit No. 10(uu)
                   to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number
                   1-6016) and incorporated hereby reference..................................     -

             (oo) Post Employment Consulting Agreement, dated as of September
                  12, 1989, between the Registrant and J. Chisholm Lyons (filed as Exhibit Number 10(s) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1989 (Commission
                  file number 1-6016) and incorporated herein by reference)...................     -

             (pp) Amendment, dated as of December 20, 1990, of Post Employment
                  Consulting Agreement, dated as of September 12, 1989 between the Registrant and J. Chisholm Lyons (filed as Exhibit Number
                  10(u) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016)
                  and incorporated herein by reference).......................................     -

             (qq) Employment Agreement, dated June 25, 1991, between the
                  Registrant and Robert G. Paul (filed as Exhibit Number 10(x) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (Commission file number
                  1-6016) and incorporated herein by reference)...............................     -

             (rr) Supplemental Target Pension Benefit Agreement, dated as of
                  January 1, 1996, between the Registrant and Robert G. Paul
                  (filed as Exhibit Number (kk) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1995 (Commission
                  file number 1-6016) and incorporated herein by reference)...................     -

             (ss) Amendment, dated as of August 1, 1997, of Supplemental Target
                  Pension Benefit Agreement, dated as of January 1, 1996,
                  between the Registrant and Robert G. Paul (filed as Exhibit
                  Number 10(zz) to Registrant's Form 10-K Annual Report for the
                  fiscal year ended December 31, 1997 (Commission file number
                  1-6016) and incorporated herein by reference)...............................     -

             (tt) Form of Split Dollar Insurance Agreement, dated as of November
                  1, 1991, entered into by the registrant with certain executive and divisional officers (filed as Exhibit Number 10(bb) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1992 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................     -

             (uu) Allen Telecom Inc. Deferred Compensation Plan, effective
                  December 1, 1995 (filed as Exhibit Number 10(mm) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1995 (Commission file number 1-6016)
                  and incorporated herein by reference).......................................     -

             (vv) First Amendment to the Allen Telecom Inc. Deferred
                  Compensation Plan dated as of February 28, 1997 (filed as
                  Exhibit Number 10(ww) to Registrant's Form 10-K Annual Report
                  for the fiscal year ended December 31, 1996 (Commission
                  file number 1-6016) and incorporated herein by reference)...................     -

             (ww)  Allen Telecom Inc. Restoration Plan, effective January 1, 1996
                   (filed as Exhibit Number 10(nn) to Registrant's Form 10-K
                   Annual Report for the fiscal year ended December 31, 1995
                   (Commission file number 1-6016) and incorporated herein by
                   reference).................................................................     -

             (xx)  First Amendment to the Allen Telecom Inc. Restoration Plan,
                   dated as of February 28, 1997 (filed as Exhibit Number 10(yy)
                   to Registrant's Form 10-K Annual Report for the fiscal year ended
                   December 31, 1996 (Commission file number 1-6016) and
                   incorporated herein by reference)..........................................     -

             (yy)  Comsearch Division Supplemental Savings Plan, effective
                   January 1, 1995 (filed as Exhibit Number 10(oo) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1995 (Commission file number 1-6016) and
                   incorporated herein by reference)..........................................     -

             (zz)  First Amendment to the Comsearch Division Supplemental
                   Savings Plan, dated as of February 28, 1997 (filed as Exhibit

                   Number 10(aaa) to Registrant's Form 10-K Annual Report for
                   the fiscal year ended December 31, 1996 (Commission file
                   number 1-6016) and incorporated herein by reference).......................    -

             (aaa) Form of Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit
                   Number 10(pp) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1995 (Commission file number
                   1-6016) and incorporated herein by reference)..............................    -

             (bbb) Form of Amendment, dated as of August 1, 1997, of
                   Supplemental Target Pension Benefit Agreement, dated as of
                   January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number
                   10(kkk) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1997 (Commission file number
                   1-6016) and incorporated herein by reference)..............................    -

             (ccc) Allen Telecom Inc. Executive Benefit Plan, as amended and restated effective October 15, 1997 (filed as Exhibit Number 10(jjj) to
                   Registrant's Form 10-K Annual Report for the fiscal year ended
                   December 31, 1997 (Commission file number 1-6016) and incorporated
                   herein by reference).......................................................    -

     (11)   Statement re Computation of Earnings Per Common Share.............................  148

     (13)   1998 Annual Report to Stockholders*...............................................  149

     (21)   Subsidiaries of the Registrant....................................................  185

     (23)   Consent of Independent Accountants................................................  187

     (27)   Financial Data Schedule...........................................................  188

     * Furnished for the information of the Securities and Exchange Commission and not to be deemed "Filed" as part of this Report except for the Consolidated Financial Statements of the Registrant and the Accountants' Report on pages 12 to 26 of said Annual Report to Stockholders and the other information incorporated by reference) in Items 1 and 3 of Part I hereof and Items 5 to 8 of
             Part II hereof.

     A copy of any of these Exhibits will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.