Form 10-Q
period 1999-03-31
ALLEN TELECOM INC
filed 1999-05-12
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             ----------------------
                                    FORM 10-Q
(Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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
                                                               Yes X    No
                                                                  ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                          Outstanding at
     Class of Common Stock                                April 30, 1998
     ---------------------                                --------------

     Par value $1.00 per share                            27,540,152
                                                          ----------

                               ALLEN TELECOM INC.
                               ------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                         Page
                                                                          No.
                                                                      ----------
PART  I.        FINANCIAL INFORMATION:

                ITEM 1 - FINANCIAL STATEMENTS:

                     CONSOLIDATED CONDENSED BALANCE SHEETS -
                         March 31, 1999 and December 31, 1998              3

                     CONSOLIDATED STATEMENTS OF INCOME -
                         Three Months Ended
                         March 31, 1999 and 1998                           4

                     CONSOLIDATED STATEMENTS OF CASH FLOWS -
                         Three Months Ended
                         March 31, 1999 and 1998                           5

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                         EQUITY - Three Months Ended
                         March 31, 1999 and 1998                           6

                     NOTES TO CONSOLIDATED CONDENSED
                         FINANCIAL STATEMENTS                            7 - 8

                ITEM 2 - MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS                       9 - 13

                ITEM 3 - QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK                    14

PART II.        OTHER INFORMATION:

                ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                 14

                SIGNATURES                                                15

                EXHIBIT INDEX                                             16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------
                               ALLEN TELECOM INC.
                               ------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in Thousands)
                             ----------------------

                                                                 March 31,  December 31,
                                                                   1999        1998
                                                               -----------  ------------
                                                               (Unaudited)
ASSETS
   Current Assets:
      Cash and equivalents                                      $  11,596    $  19,900
      Accounts receivable (less allowance for doubtful
         accounts of $3,158 and $3,189, respectively)              81,508       83,739
      Inventories: Raw materials                                   43,047       45,936
                   Work in process                                 20,663       19,634
                   Finished goods                                  25,050       19,165
                                                                ---------    ---------
          Total inventories (net of reserves)                      88,760       84,735
                                                                ---------    ---------
      Assets of discontinued emissions testing business                 -          848
      Deferred income taxes                                         7,963        7,989
      Other current assets (Note 4)                                 4,085        5,752
                                                                ---------    ---------
             Total current assets                                 193,912      202,963

   Property, plant and equipment, net                              58,314       61,582
   Excess of cost over net assets of businesses acquired          131,335      131,939
   Assets of discontinued emissions testing business (Note 4)           -       24,950
   Deferred income taxes                                           14,854       16,186
   Other assets                                                    32,134       27,965
                                                                ---------    ---------
         TOTAL ASSETS                                           $ 430,549    $ 465,585
                                                                =========    =========
LIABILITIES
   Current Liabilities:
      Notes payable and current maturities of long-term
         obligations                                            $   1,636    $  11,556
      Accounts payable                                             27,075       25,501
      Accrued expenses                                             29,295       29,998
      Income taxes payable                                            470          837
      Deferred income taxes                                         1,870        1,606
                                                                ---------    ---------
            Total current liabilities                              60,346       69,498
   Long-term debt                                                 104,477      128,677
   Deferred income taxes                                              145          429
   Other liabilities                                               17,218       16,900
                                                                ---------    ---------
         TOTAL LIABILITIES                                        182,186      215,504
                                                                ---------    ---------
STOCKHOLDERS' EQUITY
   Common stock                                                    29,759       29,759
   Paid-in capital                                                180,490      180,604
   Retained earnings                                               60,796       59,869
   Accumulated other comprehensive loss                            (5,254)      (2,255)
   Less: Treasury stock (at cost)                                 (15,614)     (15,985)
         Unearned compensation                                     (1,814)      (1,911)
                                                                ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                               248,363      250,081
                                                                ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 430,549    $ 465,585
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

                                         Three Months Ended
                                              March 31,
                                        ----------------------
                                           1999         1998
                                           ----         ----
SALES                                   $  75,913    $ 113,369
                                        ---------    ---------

Costs and expenses:
   Cost of sales                          (53,683)     (77,621)
   Selling, general and
     administrative expenses              (14,076)     (16,307)
   Research and development and
     product engineering costs             (7,664)      (7,625)

Other income (loss), net (Note 2)            (165)       1,164

Interest expense                           (2,356)      (1,564)
Interest income                               292          376
                                        ---------    ---------

Income (loss) before taxes and
    minority interests                     (1,739)      11,792

Benefit (provision) for income taxes          607       (4,718)
                                        ---------    ---------

Income (loss) before minority
    interests                              (1,132)       7,074

Minority interests                           (304)        (736)
                                        ---------    ---------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS                            (1,436)       6,338

Discontinued emissions testing
     operation: Gain on sale (net of
     income taxes) (Note 4)                 2,363            -
                                        ---------    ---------

NET INCOME                              $     927    $   6,338
                                        =========    =========

EARNINGS (LOSS) PER COMMON
     SHARE, BASIC AND DILUTED:
  Continuing operations                 ($    .05)   $     .23
  Discontinued operations                     .08            -
                                        =========    ---------
  Net income                            $     .03    $     .23
                                        =========    =========
Weighted average common
    shares outstanding:
    Basic                                  27,350       27,160
    Assumed exercise of stock options          60          250
                                        ---------    ---------
    Diluted                                27,410       27,410
                                        =========    =========


See accompanying notes to the Consolidated Condensed Financial Statements.
                                        4

                               ALLEN TELECOM INC.
                               ------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                  1999        1998
                                                                ---------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                        $ (1,436)   $  6,336
  Adjustments to reconcile income to net cash flow:
     Depreciation                                                  3,973       3,912
     Amortization of goodwill                                      1,727       1,546
     Amortization of capitalized software                            650         400
     Other amortization                                              133         174
     Non-cash loss on write-down of assets                             -      10,373
     (Gain) loss on investments                                      158     (11,588)
  Changes in operating assets and liabilities:
     Receivables                                                  (5,150)     (9,396)
     Inventories                                                  (5,660)     (6,241)
     Accounts payable and accrued expenses                         2,698       6,495
     Income tax payable                                             (768)     (1,300)
     Other, net                                                    1,521        (471)
                                                                --------    --------
  CASH (USED) PROVIDED BY OPERATING ACTIVITIES                    (2,154)        240
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of discontinued emissions testing business               9,387           -
     Collection of sale of common stock investment                 6,671           -
     Investments in telecommunications companies                       -     (27,583)
     Capital expenditures                                         (1,731)     (3,475)
     Capitalized software product costs                             (332)     (1,200)
                                                                --------    --------
  CASH (USED) PROVIDED BY INVESTING ACTIVITIES                    13,995     (32,258)
                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (repayments of) borrowings                    (21,117)     26,454
     Treasury stock sold to employee benefit plan                    258         424
     Exercise of stock options                                         -          80
                                                                --------    --------
  CASH (USED) PROVIDED BY FINANCING ACTIVITIES                   (20,859)     26,958
                                                                --------    --------
Net Cash (Used) Provided By Discontinued
     Emissions Testing Business                                    1,810      (1,441)
                                                                --------    --------
NET CASH USED                                                     (7,208)     (6,501)

Effect of foreign currency exchange rate changes on cash          (1,096)       (656)

Cash and equivalents at beginning of year                         19,900      30,775
                                                                --------    --------
CASH AND EQUIVALENTS AT END OF PERIOD                           $ 11,596    $ 23,618
                                                                ========    ========

Supplemental cash flow data: Cash paid during the period for:
            Interest                                            $    831    $    657
            Income taxes                                             709       6,248


See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)




                                                                    Common     Paid-In    Comprehensive    Retained
                                                          Total      Stock     Capital    Income (Loss)    Earnings
                                                        --------    -------   --------    -------------   ----------
FOR THE THREE MONTHS ENDED MARCH 31, 1999:

Beginning Balance, January 1, 1999                      $250,081    $29,759   $180,604                       $59,869
Comprehensive Income (loss):
  Net income                                                 927                            $   927              927
                                                                                            -------
  Other comprehensive loss:
    Foreign currency translation adjustments              (2,999)                            (2,999)
                                                                                            -------
    Comprehensive loss                                                                      $(2,072)
                                                                                            =======
Treasury stock reissued                                      257                  (114)
Amortization of unearned compensation                         97
                                                        --------    -------   --------                       -------
Ending Balance, March 31, 1999                          $248,363    $29,759   $180,490                       $60,796
                                                        ========    =======   ========                       =======

FOR THE THREE MONTHS ENDED MARCH 31, 1998:
Beginning Balance, January 1, 1998                      $260,822    $29,746   $180,538                       $70,091
Comprehensive Income (loss):
  Net income                                               6,338                            $ 6,338            6,338
                                                                                            -------
  Other comprehensive income (loss):
    Unrealized gain on securities arising during period   (9,588)                            (9,588)

    Less:  Tax on unrealized gain on securities            4,027                              4,027
                                                        --------                            -------
      Net:  Unrealized gain on securities                 (5,561)                            (5,561)
    Foreign currency translation adjustments              (3,266)                            (3,266)
                                                                                            -------
    Other Comprehensive loss                                                                 (8,827)
                                                                                            -------
    Comprehensive loss                                                                      $(2,489)
                                                                                            =======
Exercise of stock options                                     80         14         66
Treasury stock reissued                                      424                   226
Restricted stock, net                                       (345)       (38)      (572)
Amortization of unearned compensation                        114
                                                        --------    -------   --------                       -------

Ending Balance, March 31, 1998                          $258,606    $29,722   $180,258                       $76,429
                                                        ========    =======   ========                       =======


                                                        Accumulated
                                                           Other
                                                        Comprehensive   Treasury      Unearned
                                                        Income (Loss)    Stock      Compensation
                                                        -------------   --------    ------------
FOR THE THREE MONTHS ENDED MARCH 31, 1999:

Beginning Balance, January 1, 1999                         $(2,255)      $(15,985)      $(1,911)
Comprehensive Income (loss):
  Net income

  Other comprehensive loss:
    Foreign currency translation adjustments                (2,999)

    Comprehensive loss

Treasury stock reissued                                                       371
Amortization of unearned compensation                                                        97
                                                           -------       --------       -------
Ending Balance, March 31, 1999                             $(5,254)      $(15,614)      $(1,814)
                                                           =======       ========       =======

FOR THE THREE MONTHS ENDED MARCH 31, 1998:
Beginning Balance, January 1, 1998                         $   207       $(16,992)      $(2,768)
Comprehensive Income (loss):
  Net income

  Other comprehensive income (loss):
    Unrealized gain on securities arising during period

    Less:  Tax on unrealized gain on securities

      Net:  Unrealized gain on securities
    Foreign currency translation adjustments

    Other Comprehensive loss                                (8,827)

    Comprehensive loss

Exercise of stock options
Treasury stock reissued                                                       198
Restricted stock, net                                                        (237)          502
Amortization of unearned compensation                                                       114
                                                           -------       --------       -------

Ending Balance, March 31, 1998                             ($8,620)      $(17,031)      $(2,152)
                                                           =======       ========       =======



See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1.        General:
          --------

         In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and the consolidated results of its operations, cash flows and changes in stockholders' equity for the periods ended March 31, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1998 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       Other Income (loss):
         --------------------

         In 1999 and 1998, the Company sold its investment in RF Micro Devices, Inc. ("RFMD""), which was accounted for pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." "Other Income (loss), net" in the first quarter of 1999 relates to final costs incurred to complete the sale transaction. In the first quarter of 1998, the Company decided to sell its RFMD holdings, and accordingly transferred unrealized appreciation in the pretax amount of $11,500,000 (previously recorded in stockholders' equity) to "Other income, net" in the Consolidated Condensed Statements of Income. "Other income, net" in the first quarter of 1998 also includes the recognition of an impairment of investments in two telecommunications companies in the amount of $10,300,000. The net income effect of these actions for first quarter 1998 was $.02 per common share after related tax effects.

3.       Segment Disclosures:
         --------------------

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which redefines the way publicly held companies report information in its annual and interim period financial statements. The following table shows sales to external customers and results of operations for the Company's two operating segments:

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)


                                                         Three Months Ended
                                                             March 31,
                                                         1999         1998
                                                         ----         ----
Sales to external customers:
  Telecommunications equipment
         manufacturing                                $  70,045    $ 105,997
  Wireless engineering services                           5,868        7,372
                                                      ---------    ---------
  Total sales                                         $  75,913    $ 113,369
                                                      =========    =========

Results of Operations:
  Segment Results:
    Telecommunications equipment manufacturing        $   3,223    $  15,814
     Wireless engineering services                          236       (1,075)
                                                      ---------    ---------
                                                          3,459       14,739
  Other income (loss), net                                 (165)       1,164
  Goodwill amortization                                  (1,727)      (1,546)
  General corporate expenses                             (1,242)      (1,377)
  Net financing costs                                    (2,064)      (1,188)
                                                      ---------    ---------
 Income (loss) before taxes and minority  interests   $  (1,739)   $  11,792
                                                      =========    =========


4.       Discontinued Operations:
         ------------------------

         On March 1, 1999, the Company sold its Marta Technologies, Inc. subsidiary ("Marta"), which operated its discontinued centralized automotive emissions testing business. Pursuant to the terms of the purchase agreement, the Company recorded cash receipts of $9,387,000 and received a three-year $3,000,000, 12% installment note in exchange for all of the outstanding capital stock of Marta. Additional purchase price consideration in the amount of $2,000,000 may be earned and is contingent on future events. The gain on sale of this discontinued operation is net of related income taxes in the amount of approximately $1,400,000.

5.       Impact of New Accounting Pronouncements:
         ----------------------------------------

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This Statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. Accordingly, the Company will adopt the provisions of the standard on January 1, 2000. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit foreign currency exchange rate risk. The Company has not yet determined the effect, if any, of the adoption of this Statement of results of operations and financial position.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                               ALLEN TELECOM INC.
                               ------------------


RESULTS OF OPERATIONS
---------------------

Summary:
--------

Allen Telecom Inc. reported a loss from continuing operations of $1.4 million ($.05 loss per common share) for the first quarter 1999, as compared with income of $6.3 million ($.23 income per common share) for the first quarter 1998. Included in the results of operations for the first quarter 1998 is a net gain of $1.2 million ($.02 per common share), with respect to certain telecom investments. See Note 2 of Notes to Consolidated Condensed Financial Statements for information concerning such items.

Telecommunications Equipment Manufacturing:
-------------------------------------------

Telecommunications Equipment Manufacturing sales were down $36 million, or 34%, from $106 million in first quarter 1998 to $70 million in the first quarter 1999. The sales decline was driven by a continued unsettled climate in the global wireless telecommunications market with all geographic regions showing a sales decline from first quarter 1998. Sales were also down 13% from fourth quarter of 1998 due primarily to a decrease of domestic demand for Site and other Non-Antenna products.


-------------------------------------------------------------------------------
SALES BY PRODUCT LINE
-------------------------------------------------------------------------------
   ($ MILLIONS)                                  1Q 1999    1Q 1998     4Q 1998
                                                 ------------------------------
   Systems Products                                 23.1       31.1        21.8
   Site Management and Other Non-Antenna
       Products                                     32.2       54.0        40.4
   Mobile and Base Station Antennas                 14.7       20.9        18.1
-------------------------------------------------------------------------------
   Total Telecommunications Equipment
   Manufacturing                                    70.0      106.0        80.3
                                                 ------------------------------



Backlog for the Telecommunications Equipment Manufacturing Segment at March 31, 1999 increased 27% from December 31, 1998, from $50.3 million to $63.8 million. This increase is due to incoming orders of approximately $85 million, which are the highest since the first quarter 1998.

Gross profit margins were 29.6% in the first quarter of 1999, as compared with 32.5% in the first quarter of 1998. The lower gross profit margins in 1999 were due to lower sales volume, increased pricing pressure and a greater sales mix of lower margin products. Margins in the first quarter of 1999 are significantly higher than the 23.5% margins of the fourth quarter of 1998, primarily due to the benefit of several restructuring actions taken by the Company during 1998.

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

Selling, general and administrative expenses were $11.5 million, or 16.4% of sales, and $12.6 million, or 11.9% of sales, for the first quarters of 1999 and 1998, respectively. These lower costs were related to the restructuring efforts in 1998; however, the ratio of expenses to sales increased from the first quarter of 1998 to the first quarter of 1999 due to the spreading of costs on lower sales.

Wireless Engineering Services:
------------------------------

Wireless Engineering Services sales were down $1.5 million, or 20%, from $7.4 million in first quarter 1998 to $5.9 million in first quarter 1999. This downturn was due primarily to lower software sales.

Gross profit margins for Wireless Engineering Services were 25.7% in the first quarter of 1999, as compared with 17.9% in the first quarter of 1998. This margin increase is primarily attributable to the restructuring during the fourth quarter of 1998 which improved margins in both software and engineering products. In addition, deployment of engineers was at a higher rate in the first quarter of 1999 than in the first quarter of 1998.

The selling, general and administrative expenses for the Wireless Engineering Services were 24.2% and 31.2% of sales for the first quarters of 1999 and 1998, respectively. This decrease is attributable to the aforementioned restructuring efforts.

Wireless Engineering Services backlog was unchanged at $0.9 million from year-end 1998.

Research and Development:
-------------------------

Research and development and new product engineering costs were 10.1% and 6.7% of sales in the first quarter of 1999 and 1998, respectively. The increased rate is attributable to the decrease in sales, as the actual dollar spending remained consistent quarter to quarter. The Company has chosen not to reduce spending in this area as it believes it is vital to develop new and enhanced products in this fast changing technological environment.

Interest and Financing Expenses:
--------------------------------

Net interest and financing costs increased to $2.1 million from $1.2 million in the three months ended March 31, 1999 and 1998, respectively. The principal reason for the increase is a higher level of outstanding borrowings through most of the first quarter of 1999 primarily due to expending $42.1 million in 1998 on investments in telecommunications companies, as well as higher average interest rates on outstanding borrowings.

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


Provision for Income Taxes:
---------------------------

The Company's effective tax rate was 35% and 40% for the quarters ended March 31, 1999 and 1998, respectively. The principal reason for the decline is due to lower expected tax rates of the Company's foreign operations. The 1999 percentage is in line with the Company's current expectation for the full year, taking into consideration state taxes and available tax credits.

Minority Interests:
-------------------

Minority interest expense decreased from $.7 million to $.3 million in the quarters ended March 31, 1998 and 1999, respectively. This decrease is primarily due to the acquisition in late 1998 of a portion of the remaining minority interest in one of the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

As set forth in the Consolidated Condensed Statement of Cash Flows, the Company used $2.2 million of cash in operations for the three months ended March 31, 1999 as compared to generating $.2 million for the comparable 1998 period. The decline in cash flow from operations is principally due to lower income from continuing operations in 1999. The Company generated $14.0 million from investing activities in the first quarter of 1999, primarily from the sale of its discontinued emissions testing business (as more fully described in Note 4 of the Notes to Consolidated Condensed Financial Statements), and cash collected from the sale of a common stock investment. This cash was used primarily to repay long term borrowings, which along with the transfer of a $12.4 million capital lease obligation in connection with the sale of the aforementioned discontinued operation, is the principal reason for the decline in debt levels in the Consolidated Condensed Balance Sheet at March 31, 1999. At March 31,1999, the Company had available unused worldwide lines of credit in the amount of $109.7 million.

In the first quarter of 1998, the Company expended $27.6 million for investments in telecommunications companies, relating primarily to the final purchase price for the outstanding minority interest in its Italian subsidiary, Forem S.r.l.

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

YEAR 2000:
----------

Subsequent to the filing by the Company of its Annual Report on Form 10-K, there have been no significant changes in outlook or timing with respect to the Year 2000 (Y2K) issue. The Company is still substantially on target to meet its objectives for the Y2K remediation plan, as follows.

- The identification of computer hardware and netware systems, computer software and related systems and test equipment that may be susceptible to Y2K failures is scheduled to be completed early in the second quarter of 1999. Some of the Company's smaller offices, notably its international sales offices, have not yet completed their Y2K assessments of various equipment and systems.

- The actual remediation and replacement of internal business systems and embedded chips is scheduled to be essentially completed by June 30, 1999. Some remediation efforts at one division regarding an internal data base are scheduled to be completed early in the third quarter 1999. Remediation efforts with respect to miscellaneous office/building systems has been slower to develop, particularly in some international locations. For example, two phone systems that are not Y2K compliant are scheduled to be replaced early in the third quarter.

- Final testing of business systems, hardware, software and embedded chips for Y2K compliance is scheduled to be completed by September 30, 1999.

- Independent verification of Y2K compliance of internal software systems is scheduled to be completed September 30, 1999.

- Identification of significant vendors and key service providers are scheduled to be completed by early second quarter 1999, and potential changes in suppliers is scheduled by June 30, 1999.

- Contingency plans will be developed, as necessary, during the second half of 1999 as the Company's Y2K readiness plan develops further.

Notwithstanding all of the Company's efforts, there are still many uncertainties regarding the Y2K issue. For example, if the Company is unsuccessful in identifying or finding all Y2K problems in its critical operations or if critical customers or suppliers are unsuccessful in resolving Y2K issues, the Company's results of operations or financial condition could be materially impacted.

The total costs associated with required Y2K remediation efforts is approximately $2.0 million, of which approximately $1.0 million was spent through March 31, 1999.

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

--------------------------------------------------------------------------------

LEGAL DISCLAIMER:
-----------------

Statements included in this Form 10-Q which are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Allen Telecom's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, including, among others, the costs and timetable for new product development, the health and economic stability of the world and national markets, the uncertain level of purchases by current and prospective customers of the Company's products and services, the impact of competitive products and pricing, the successful discovery and correction of potential "Year 2000" computer sensitive problems by both the Company and its key suppliers and customers, and other transactions.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

As set forth and discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of its Annual Report on Form 10-K for the year ended December 31, 1998, with the introduction of the European Economic and Monetary Union common currency, the "Euro," the Company's exposure to foreign currency contracts risk has diminished significantly in the first quarter of 1999. In this connection, the Company has significantly reduced its usage of currency rate contracts.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------


(a)  Exhibits
     --------

     (11)  Statement re computation of per share earnings.

     (27)  Financial Data Schedule.

(b)  Reports on Form 8-K
     -------------------

     On March 15, 1999, the Company filed a current Report on Form 8-K dated March 1, 1999, reporting that the Company had sold all of the outstanding stock of Marta Technologies, Inc., a wholly owned subsidiary of the Company, to Environmental Systems Products, Inc.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Allen Telecom Inc.
                                                    ------------------
                                                       (Registrant)




Date:  May 12, 1999                         By:    /s/ Robert A. Youdelman
       ------------                           --------------------------------
                                                     Robert A. Youdelman
                                                  Executive Vice President
                                                  (Chief Financial Officer)





Date:  May 12, 1999                         By:    /s/ James L. LePorte, III
       ------------                           --------------------------------
                                                    James L. LePorte, III
                                                    Vice President Finance
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------
                               ALLEN TELECOM INC.
                               ------------------


Exhibit Number
--------------

    (27)           Financial Data Schedule.