Form 10-Q
period 1999-06-30
ALLEN TELECOM INC
filed 1999-08-12
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             ----------------------

                                    FORM 10-Q


 (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1999
                                          -------------

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from Not Applicable to __________________
                               --------------

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

                                                       Yes __X__  No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              Outstanding at
         Class of Common Stock                                July 30, 1999
         ---------------------                                -------------

         Par value $1.00 per share                              27,614,612
                                                                ----------

                               ALLEN TELECOM INC.
                               ------------------

                                TABLE OF CONTENTS
                                -----------------



                                                                           Page
                                                                            No.
                                                                           -----

PART I. FINANCIAL INFORMATION:

        ITEM 1 - FINANCIAL STATEMENTS:

                 CONSOLIDATED CONDENSED BALANCE SHEETS -
                   June 30, 1999 and December 31, 1998                       3

                 CONSOLIDATED STATEMENTS OF INCOME -
                   Three and Six Months Ended June 30, 1999 and 1998         4

                 CONSOLIDATED STATEMENTS OF CASH FLOWS -
                   Six Months Ended June 30, 1999 and 1998                   5

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -
                   Six Months Ended June 30, 1999 and 1998                   6

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS      7 - 9

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10 - 15

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                16

PART II. OTHER INFORMATION:

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     16 - 17

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           17

        SIGNATURES                                                          18

        EXHIBIT INDEX                                                       19

                               ALLEN TELECOM INC.
                               ------------------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 - FINANCIAL STATEMENTS
                         ------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in Thousands)

                                                         June 30,   December 31,
                                                           1999          1998
                                                        ----------- ------------
                                                        (Unaudited)
ASSETS
  Current Assets:
    Cash and equivalents                                  $ 14,592    $ 19,900
    Accounts receivable (less allowance for doubtful
      accounts of $3,315 and $3,189, respectively)          83,949      83,739

    Inventories: Raw materials                              44,405      45,936
                 Work in process                            20,286      19,634
                 Finished goods                             25,003      19,165
                                                          --------    --------
        Total inventories (net of reserves)                 89,694      84,735
                                                          --------    --------
    Assets of discontinued emissions testing
      business (Note 4)                                          -         848
    Deferred income taxes                                    7,566       7,989
    Other current assets                                     8,615       5,752
                                                          --------    --------
          Total current assets                             204,416     202,963

  Property, plant and equipment, net                        54,801      61,582
  Excess of cost over net assets of businesses acquired    129,612     131,939
  Assets of discontinued emissions testing business
    (Note 4)                                                     -      24,950
  Deferred income taxes                                     18,051      16,186
  Other assets                                              32,724      27,965
                                                          --------    --------
        TOTAL ASSETS                                      $439,604    $465,585
                                                          ========    ========
LIABILITIES
  Current Liabilities:
    Notes payable and current maturities of
      long-term obligations                               $  2,284    $ 11,556
    Accounts payable                                        28,291      25,501
    Accrued expenses                                        25,437      29,998
    Income taxes payable                                       980         837
    Deferred income taxes                                    2,146       1,606
                                                          --------    --------
          Total current liabilities                         59,138      69,498
  Long-term debt                                           117,740     128,677
  Deferred income taxes                                      2,422         429
  Other liabilities                                         16,810      16,900
                                                          --------    --------
        TOTAL LIABILITIES                                  196,110     215,504
                                                          --------    --------
STOCKHOLDERS' EQUITY
  Common stock                                              29,751      29,759
  Paid-in capital                                          180,254     180,604
  Retained earnings                                         60,813      59,869
  Accumulated other comprehensive loss                     (10,357)     (2,255)
  Less: Treasury stock (at cost)                           (15,385)    (15,985)
        Unearned compensation                               (1,582)     (1,911)
                                                          --------    --------
        TOTAL STOCKHOLDERS' EQUITY                         243,494     250,081
                                                          --------    --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $439,604    $465,585
                                                          ========    ========

See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)


                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                            --------------------            ---------------------
                                              1999        1998                1999         1998
                                              ----        ----                ----         ----

SALES                                       $ 77,501    $ 98,013            $ 153,414   $ 211,382
                                            --------    --------            ---------   ---------
Costs and expenses:
  Cost of sales (Note 6)                     (54,144)    (80,351)            (107,827)   (157,972)
  Selling, general and
    administrative expenses (Note 6)         (13,467)    (20,601)             (27,543)    (36,908)
  Research and development and
    product engineering costs                 (7,710)     (8,221)             (15,374)    (15,846)

Other income (loss), net (Note 2)                390      (3,505)                 225      (2,341)

Interest expense                              (2,343)     (2,087)              (4,699)     (3,651)
Interest income                                  415         288                  707         664
                                            --------    --------            ---------   ---------
Income (loss) before taxes and
  minority interests                             642     (16,464)              (1,097)     (4,672)

(Provision) benefit for income taxes            (222)      5,876                  385       1,158
                                            --------    --------            ---------   ---------

Income (loss) before minority
  interests                                      420     (10,588)                (712)     (3,514)

Minority interests                              (403)       (546)                (707)     (1,282)
                                            --------    --------            ---------   ---------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                      17     (11,134)              (1,419)     (4,796)

Discontinued emissions testing
  operation: Gain on sale
  (net of income taxes) (Note 4)                   -           -                2,363           -
                                            --------    --------            ---------   ---------
NET INCOME (LOSS)                           $     17    $(11,134)           $     944   $  (4,796)
                                            ========    ========            =========   =========

EARNINGS (LOSS) PER COMMON
  SHARE, BASIC AND DILUTED:
  Continuing operations                     $      -    $   (.41)           $    (.05)  $    (.18)
  Discontinued operations                          -           -                  .08           -
                                            --------    --------            ---------   ---------
  Net income (loss)                         $      -    $   (.41)           $     .03   $    (.18)
                                            ========    ========            =========   =========
Weighted average common shares outstanding:
    Basic                                     27,440      27,180               27,410      27,160
    Assumed exercise of stock options            230         180                  150         220
                                            --------    --------            ---------   ---------
    Diluted                                   27,670      27,360               27,560      27,380
                                            ========    ========            =========   =========


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

                                                          Six Months Ended
                                                              June 30,
                                                      --------------------------
                                                          1999         1998
                                                      -----------    -----------
LOSS FROM CONTINUING OPERATIONS                         $ (1,419)    $ (4,796)
  Adjustments to reconcile loss to net cash flow:
     Depreciation                                          7,733        7,464
     Amortization of goodwill                              3,462        3,144
     Amortization of capitalized software                  1,307          843
     Other amortization                                      501          332
     Non-cash loss on write-down of assets                     -       17,010
     Gain on investments                                    (225)      (8,083)
  Changes in operating assets and liabilities:
     Receivables                                         (10,035)         514
     Inventories                                          (9,483)      (2,263)
     Accounts payable and accrued expenses                 1,838       (3,253)
     Income tax payable                                   (5,226)     (10,203)
     Other, net                                           (1,480)      (2,764)
                                                        --------     --------
  CASH USED BY OPERATING ACTIVITIES                      (13,027)      (2,055)
                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of discontinued emissions testing business       9,387            -
     Collection on sale of investments                     7,434          664
     Investments in telecommunications companies               -      (28,271)
     Capital expenditures, net                            (3,315)      (7,616)
     Capitalized software product costs                     (637)      (2,488)
                                                        --------     --------
  CASH PROVIDED (USED) BY INVESTING ACTIVITIES            12,869      (37,711)
                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayments of) proceeds from borrowings             (6,623)      32,935
     Treasury stock sold to employee benefit plan            498          894
     Exercise of stock options                                52          123
                                                        --------     --------
  CASH (USED) PROVIDED BY FINANCING ACTIVITIES            (6,073)      33,952
                                                        --------     --------
Net Cash Provided (Used) By Discontinued
     Emissions Testing Business                            1,810       (1,308)
                                                        --------     --------
NET CASH USED                                             (4,421)      (7,122)

Effect of foreign currency exchange rate changes
  on cash                                                   (887)      (1,584)

Cash and equivalents at beginning of year                 19,900       30,775
                                                        --------     --------
CASH AND EQUIVALENTS AT END OF PERIOD                   $ 14,592     $ 22,069
                                                        ========     ========

Supplemental cash flow data:
  Cash paid during the period for:

            Interest                                    $  4,286      $ 3,775
            Income taxes                                   4,523        8,487


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

                                                                                               Accumulated
                                                                                                  Other
                                                Common    Paid-In   Comprehensive  Retained   Comprehensive   Treasury    Unearned
                                      Total     Stock     Capital   Income (Loss)  Earnings   Income (Loss)     Stock   Compensation
                                     -------    -------   -------   -------------  --------   -------------   --------  ------------

FOR THE SIX MONTHS ENDED
  JUNE 30, 1999:
Beginning Balance, January 1, 1999   $250,081   $29,759   $180,604                  $59,869     $ (2,255)     $(15,985)   $(1,911)
Comprehensive Income (loss):
 Net income                               944                          $    944         944
 Other comprehensive loss:
  Foreign currency translation
   adjustments                         (8,102)                           (8,102)                  (8,102)
                                                                       --------
  Comprehensive loss                                                   $ (7,158)
                                                                       ========

Treasury stock reissued                   497                 (103)                                                600
Exercise of stock options                  52        10         42
Restricted stock, net                    (307)      (18)      (289)
Amortization of unearned
  compensation                            329                                                                                 329
                                     --------   -------   --------                  -------     --------       --------   -------
Ending Balance, June 30, 1999        $243,494   $29,751   $180,254                  $60,813     $(10,357)      $(15,385)  $(1,582)
                                     ========   =======   ========                  =======     ========       ========   =======

FOR THE SIX MONTHS ENDED
  JUNE 30, 1998:
Beginning Balance, January 1, 1998   $260,822   $29,746   $180,538                  $70,091     $    207       $(16,992)  $(2,768)
Comprehensive Income (loss):
  Net loss                             (4,796)                         $ (4,796)     (4,796)
                                                                       --------
 Other comprehensive income (loss):
  Unrealized gain on securities
    arising during period              (9,588)                           (9,588)

 Less: Tax on unrealized gain on
  securities                            4,027                             4,027
                                     --------                          --------
   Net: Unrealized gain on securities  (5,561)                           (5,561)
 Foreign currency translation
  adjustments                          (2,972)                           (2,972)
                                                                       --------
 Other Comprehensive loss                                                (8,533)                  (8,533)
                                                                       --------
 Comprehensive loss                                                    $(13,329)
                                                                       ========
Exercise of stock options                 124        25         99
Treasury stock reissued                   869                  408                                                  461
Restricted stock, net                    (372)      (20)      (262)                                                (237)      147
Amortization of unearned
  compensation                            259                                                                                 259
                                     --------   -------   --------                  -------      -------       --------   -------
Ending Balance, June 30, 1998        $248,373   $29,751   $180,783                  $65,295      ($8,326)      $(16,768)  $(2,362)
                                     ========   =======   ========                  =======      =======       ========   =======


See accompanying notes to the Consolidated Condensed Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


1. GENERAL:

   In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and the consolidated results of its operations, cash flows and changes in stockholders' equity for the periods ended June 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1998 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. OTHER INCOME (LOSS):

   Other income, net, in the second quarter of 1999 pertains to the sale of the Company's remaining interest in a telecommunications company. For the first six months of 1999, other income, net, also includes the final costs incurred to complete the sale of its investment in RF Micro Devices, Inc. during the first quarter of 1999.

   Other income (loss), in the second quarter of 1998, pertains to an unrealized loss for the adjustment to current market value of a common stock investment held for sale, or $.08 per basic and diluted share after related income taxes. For the six months ended June 30, 1998, other income (loss) includes an unrealized gain from such common stock investment of $8.1 million, and the recognition of a loss reserve in the aggregate amount of $10.4 million relating to investments in certain telecommunications ventures. The impact on net income for the six months ended June 30, 1998 was $.06 per basic and diluted share after related income taxes.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)


3. SEGMENT DISCLOSURES:

   The following table presents sales to external customers and results of operations for the Company's two operating segments:

                                                 Three Months Ended           Six Months Ended
                                                      June 30                     June 30
                                              -----------------------       --------------------
                                                1999          1998            1999        1998
                                              --------      ---------       --------    --------
   Sales to external customers:
      Telecommunications equipment            $ 71,444      $  90,835       $141,489    $196,832
      Wireless engineering services              6,057          7,178         11,925      14,550
                                              --------      ---------       --------    --------
      Total Sales                             $ 77,501      $  98,013       $153,414    $211,382
                                              ========      =========       ========    ========

   Results of Operations:
      Telecommunications equipment            $  4,336      $  (5,828)      $  7,559    $  9,986
      Wireless engineering services              1,219         (1,303)         1,455      (2,378)
                                              --------      ---------       --------    --------
                                                 5,555         (7,131)         9,014       7,608
   Other income (loss), net                        390         (3,505)           225      (2,341)
   Goodwill amortization                        (1,735)        (1,597)        (3,462)     (3,144)
   General corporate expenses                   (1,640)        (2,432)        (2,882)     (3,808)
   Net financing costs                          (1,928)        (1,799)        (3,992)     (2,987)
                                              --------      ---------       --------    --------
   Income (loss) before taxes and
      minority interests                      $    642      $ (16,464)      $ (1,097)   $ (4,672)
                                              ========      =========       ========    ========


4. DISCONTINUED OPERATIONS:

   On March 1, 1999, the Company sold its Marta Technologies, Inc. subsidiary ("Marta"), which operated centralized automotive emissions testing programs. Pursuant to the terms of the purchase agreement, the Company recorded cash receipts of $9,387,000 and received a three-year $3,000,000, 12% installment note in exchange for all of the outstanding capital stock of Marta. Additional purchase price consideration in the amount of $2,000,000 may be earned and is contingent on future events. The gain on sale of this discontinued operation is net of related income taxes in the amount of approximately $1,400,000.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)


5. IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS:

   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This latter Statement delayed the implementation of Statement No. 133 which will now be effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of the standard on January 1, 2001. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit foreign currency exchange rate risk, although utilization has been minimized with the introduction of the Euro. The Company has not yet determined the effect, if any, of the adoption of this Statement on results of operations and financial position

6. OPERATIONS

   In the second quarter of 1998, the Company announced the consolidation and rationalization of certain product lines. In this connection, the Company recorded a $15,800,000 before-tax special charge to earnings (or $.38 per basic and diluted share after related income taxes) related to inventory, other asset write-offs and employee terminations. Of this amount, $12,200,000 is recorded in cost of sales, and $3,600,000 in selling, general and administrative expenses.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


RESULTS OF OPERATIONS

SUMMARY:

Allen Telecom Inc. (the "Company") reported results from continuing operations of breakeven ($.00 per common share) for the three months ended June 30, 1999, as compared with a loss of $11.1 million ($.41 per common share) for the three months ended June 30, 1998. For the six months ended June 30, 1999 the Company reported a net loss of $1.4 million ($.05 per common share), as compared with a net loss of $4.8 million ($.18) per share in 1998.

Included in the results of operations for the second quarter of 1998 are special charges related to the consolidation and rationalization of certain product lines. These actions include, among others, the discontinuance of product development and marketing efforts of the SmartCell wireless local loop product, which did not achieve adequate market acceptance, the consolidation of two manufacturing operations of the Systems product line, the formation of a worldwide systems business, and the reorganization of the Company's North American-based sales force. As a result of asset write-offs, severance and other costs associated with such actions, the Company incurred a special charge in the amount of $15.8 million before-tax, or $.38 per share after related income taxes. (See also Note 6 of Notes to Consolidated Condensed Financial Statements.)


TELECOMMUNICATIONS EQUIPMENT MANUFACTURING:

Telecommunications Equipment Manufacturing sales were down $19.4 million, or 21%, from $90.8 million in the second quarter 1998 to $71.4 million in the second quarter 1999. Sales were down approximately 28% from $196.8 million for the six-month period ended June 30, 1998 to $141.5 million for the six-month period ended June 30, 1999. The sales decline for both the second quarter and first half was driven by a continued unsettled climate in the global wireless telecommunications market with all geographic regions showing sales declines. Sales were, however, up 2% in the second quarter of 1999 from the first quarter of 1999 primarily due to an increase in domestic sales of Antenna products. Sales by product line were as follows:

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


--------------------------------------------------------------------------------
SALES BY PRODUCT LINE
--------------------------------------------------------------------------------
($ MILLIONS)                                         2Q 1999          2Q 1998
                                                   -----------------------------
Systems Products                                     $ 22.6           $ 23.3
Site Management and Other Non-Antenna Products         31.2             43.4
Mobile and Base Station Antennas                       17.6             24.1
--------------------------------------------------------------------------------
Total Telecommunications Equipment Manufacturing     $ 71.4           $ 90.8
                                                   -----------------------------

--------------------------------------------------------------------------------
SALES BY PRODUCT LINE                              YEAR TO DATE     YEAR TO DATE
--------------------------------------------------------------------------------
($ MILLIONS)                                         2Q 1999          2Q 1998
                                                   -----------------------------
Systems Products                                     $ 45.8           $ 54.4
Site Management and Other Non-Antenna Products         63.4             97.4
Mobile and Base Station Antennas                       32.3             45.0
--------------------------------------------------------------------------------
Total Telecommunications Equipment Manufacturing     $141.5           $196.8
                                                   -----------------------------


Backlog for the Telecommunications Equipment Manufacturing Segment at June 30, 1999 increased 8% from March 31, 1999 to $69.1 million from $63.8 million.

Gross profit margins were 29.8% in the second quarter of 1999 (29.7% for the six months ended June 30, 1999), as compared with 30.5% in the second quarter of 1998 (31.9% for the six months ended June 30, 1998), prior to the aforementioned special charges. The lower gross profit margins in 1999 were due to lower sales volume, increased pricing pressure and a greater sales mix of lower margin products. Margins were up slightly from the first quarter of 1999 from 29.6% to 29.8% in the second quarter of 1999. This increase in partially due to cost reductions and higher volumes.

Selling, general and administrative expenses were $9.3 million, or 13.0% of sales, and $11.3 million, or 12.4% of sales (excluding special charges), for the second quarters of 1999 and 1998, respectively. These lower costs were related to the restructuring efforts in 1998; however, the ratio of expenses to sales increased from the second quarter of 1998 to the second quarter of 1999 due to the spreading of costs on lower sales. For the six-month period ended June 30, 1999 and 1998 the ratio of selling, general and administrative expenses to sales were 13.5% and 11.4%, respectively.


WIRELESS ENGINEERING SERVICES:

Wireless Engineering Services sales were down $1.1 million, or 16%, from $7.2 million in second quarter 1998 to $6.1 million in second quarter 1999. This downturn was due primarily to lower software sales. Sales were down approximately 18% from $14.6 million for the six-month period ended June 30, 1998 to $11.9 million for the six-month period ended June 30, 1999.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


Gross profit margins for Wireless Engineering Services were 33.7% in the second quarter of 1999 (29.8% for the six months ended June 30, 1999), as compared with 21.9% in the second quarter of 1998 (19.9% for the six months ended June 30, 1999). This margin increase is primarily attributable to the restructuring during the fourth quarter of 1998, which improved margins in both software and engineering products. In addition, the utilization of available engineers was at a higher rate in the second quarter of 1999 than in the second quarter of 1998. Gross profit margins also increased from the first to second quarters of 1999 from 25.7% to 33.7%, respectively. This increase is attributable to increased utilization of engineers and higher software sales.

The selling, general and administrative expenses for the Wireless Engineering Services were 13.5% and 35.8% of sales for the second quarters of 1999 and 1998, respectively. This decrease is attributable to the aforementioned restructuring efforts.

Wireless Engineering Services backlog increased $0.1 million from $0.9 million at first quarter 1999 to $1.0 million at the end of the second quarter 1999.


RESEARCH AND DEVELOPMENT:

Research and development and new product engineering costs were 9.9% and 8.4% of sales in the second quarter of 1999 and 1998, respectively. The increased rate is attributable to the decrease in sales, as the actual dollar spending decreased from $8.2 million in second quarter 1998 to $7.7 million in second quarter 1999. The Company expects R&D spending to increase in the third and fourth quarters of 1999 as field trial spending for the testing of the new E-911 Geolocation product becomes more significant.


OTHER INCOME (LOSS):

See Note 2 of Notes to Consolidated Condensed Financial Statements for information concerning other income (loss) items.


INTEREST AND FINANCING EXPENSES:

Net interest and financing costs increased to $4.0 million from $3.0 million in the six months ended June 30, 1999 and 1998, respectively, and to $1.9 million from $1.8 million in the second quarter of 1999 and 1998, respectively. The principal reason for the increase is a higher level of outstanding borrowings through most of 1999 primarily due to expending $42.1 million in 1998 on investments in telecommunications companies, as well as higher average interest rates on outstanding borrowings. This was offset in part during the second quarter of 1999 by the impact of the receipt of $9.4 million in cash from the sale of a discontinued operation on March 1, 1999.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


PROVISION FOR INCOME TAXES:

The Company's effective tax rate was 35% for the quarter and six months year-to-date periods ended June 30, 1999, respectively. The 1999 percentage is in line with the Company's current expectation for the full year tax rate, taking into consideration state taxes and available tax credits. The effective tax rate was 36% and 25% for the quarter and six months periods ended June 30, 1998, respectively. The lower effective rate for the six month period reflects lower proportional foreign income taxed at higher rates and a higher proportion of available tax credits on lower income.

Through June 30, 1999, the Company has recorded a net U.S. deferred tax asset pertaining to the recognition of net operating loss carrryforwards, related temporary differences and tax credits in the amount of approximately $23.0 million and has not provided any valuation allowance with respect thereto. The Company believes the realization of this asset is "more likely than not."


MINORITY INTERESTS:

Minority interest expense decreased from $1.3 million to $.7 million in the six month period ended June 30, 1998 and 1999, respectively. Such expense decreased from $.5 million to $.4 million in the quarter ended June 30, 1998 and 1999, respectively. This decrease is primarily due to the acquisition in late 1998 of a portion of the remaining minority interest in one of the Company's foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES:

As set forth in the Consolidated Condensed Statement of Cash Flows, the Company used $13.0 million of cash in operations for the six months ended June 30, 1999 as compared to a cash usage of $2.1 million for the comparable 1998 period. The decline in cash flow from operations is principally due to a higher investment in working capital in 1999. The Company generated $12.9 million from investing activities in the first six months of 1999, primarily from the sale of its discontinued emissions testing business (as more fully described in Note 4 of the Notes to Consolidated Condensed Financial Statements), and cash collected from the sale of a common stock investment. This cash was used, in part, to repay long term borrowings, which, along with the transfer of a $12.4 million capital lease obligation in connection with the sale of the aforementioned discontinued operation, is the principal reason for the decline in debt levels in the Consolidated Condensed Balance Sheet at June 30, 1999. At June 30,1999, the Company had available unused worldwide lines of credit in the amount of $94.7 million.

In the first six months of 1998, the Company expended $28.3 million for investments in telecommunications companies, relating primarily to the final purchase price for the outstanding minority interest in its Italian subsidiary, Forem S.r.l.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


YEAR 2000:

Subsequent to the filing by the Company of its Annual Report on Form 10-K, there have been no significant changes in outlook or timing with respect to the Year 2000 (Y2K) issue. The Company is still substantially on target to meet its objectives for the Y2K remediation plan, as follows.

- The identification of computer hardware and netware systems, computer software and related systems and test equipment that may be susceptible to Y2K failures is substantially complete.

- The actual remediation and replacement of all critical laboratory, factory and test equipment has been completed.

- The remediation and replacement of internal business systems and embedded chips is substantially complete. Remediation efforts at one division regarding an internal data base are scheduled to be completed in the latter part of the third quarter 1999. A number of software vendors have issued new patches and/or service packs which are in the process of being installed to correct Y2K problems. A few isolated issues remain with two voice mail systems, two bar coding systems and one security system that are scheduled to be upgraded in the early part of the third quarter.

- Final testing of solutions to Y2K problems periodically identified in business systems, hardware, software and embedded chips for Y2K compliance is scheduled to be completed by September 30, 1999.

- Independent verification of Y2K compliance of internal software systems is also scheduled to be completed September 30, 1999.

- Identification of significant vendors and key service providers is substantially complete. Vendor audits of most key vendors have taken place, and audits are scheduled to be completed in the early part of the third quarter. Some changes in vendors have been required, and contingency plans are in process.

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

The total budgeted costs associated with required Y2K remediation efforts are approximately $2.0 million, of which approximately $1.2 million was spent through June 30, 1999.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


--------------------------------------------------------------------------------

LEGAL DISCLAIMER:

Statements included in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Allen Telecom Inc.'s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain certain detailed factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, including, among others, the costs and timetable for new product development, the health and economic stability of the world and national markets, the uncertain level of purchases by current and prospective customers of the Company's products and services, the impact of competitive products and pricing, the impact of U.S. and foreign government legislative/regulatory actions, including, for example, with respect to the scope and timing of E-911 geolocation requirements and spectrum availability for new wireless applications, the successful discovery and correction of potential "Year 2000" computer sensitive problems by both the Company and its key suppliers and customers, and other transactions.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As set forth and discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of its Annual Report on Form 10-K for the year ended December 31, 1998, with the introduction of the European Economic and Monetary Union common currency, the "Euro," the Company's exposure to foreign currency contracts risk has diminished significantly in 1999. In this connection, the Company has significantly reduced its usage of currency rate contracts.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on April 30, 1999 two proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld are set forth below.

A vote by ballot was taken at the Annual Meeting for the election of 8 Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected and qualified. The aggregate numbers of shares of common stock (a) voted in person or by proxy for each nominee, or (b) with respect to which proxies were withheld for each nominee, were as follows:

     Nominee                          For                      Withheld
     -------                          ---                      --------
Philip Wm. Colburn                 21,898,414                   467,329
                                   ----------                   -------
Jill K. Conway                     21,875,519                   490,224
                                   ----------                   -------
J. Chisholm Lyons                  21,818,819                   546,924
                                   ----------                   -------
John F. McNiff                     21,867,425                   498,318
                                   ----------                   -------
Robert G. Paul                     21,915,480                   450,263
                                   ----------                   -------
Charles W. Robinson                21,895,925                   469,818
                                   ----------                   -------
Martyn F. Roetter                  21,874,473                   491,270
                                   ----------                   -------
Gary B. Smith                      21,918,765                   446,978
                                   ----------                   -------

                           PART II - OTHER INFORMATION
                           ---------------------------
                                   (Continued)


A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for the fiscal year ending December 31, 1999. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or
(c) abstained from the vote on such proposal were as follows:

            For                       Against                  Abstain
            ---                       -------                  -------
         22,215,127                   111,111                  39,505


The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 19, 1999, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    (27) Financial Data Schedule.

(b) REPORTS ON FORM 8-K.

    None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           Allen Telecom Inc.
                                                           ------------------
                                                               (Registrant)



Date: August 12, 1999                By:        /s/ Robert A. Youdelman
      ---------------                   ----------------------------------------
                                                    Robert A. Youdelman
                                                 Executive Vice President
                                                 (Chief Financial Officer)


Date: August 12, 1999                By:       /s/ James L. LePorte, III
      ---------------                   ----------------------------------------
                                                   James L. LePorte, III
                                                  Vice President - Finance
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  --------------
                               ALLEN TELECOM INC.
                               ------------------


EXHIBIT NUMBER

    (27) Financial Data Schedule.