Form 10-Q
period 1999-09-30
ALLEN TELECOM INC
filed 1999-11-12
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

      (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from Not Applicable to __________________

      Commission file number 1-6016

ALLEN TELECOM INC.
_____________________________________________________________________
(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-0290950

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25101 Chagrin Boulevard, Suite 350, Beachwood, Ohio	44122

(Address of Principal Executive Offices)	(Zip Code)

      (Registrant’s Telephone Number, Including Area Code) (216) 765-5818

NOT APPLICABLE
_____________________________________________________________________

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No ____

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Outstanding at
Class of Common Stock	October 31, 1999

Par value $1.00 per share	27,648,988

ALLEN TELECOM INC.

		Page
		No.

PART I	FINANCIAL INFORMATION:

	ITEM 1 – FINANCIAL STATEMENTS:

	CONSOLIDATED CONDENSED BALANCE SHEETS -

	September 30, 1999 and December 31, 1998	3

	CONSOLIDATED STATEMENTS OF INCOME (LOSS) -

	Three and Nine Months Ended

	September 30, 1999 and 1998	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -

	Nine Months Ended

	September 30, 1999 and 1998	5

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS'

	EQUITY – Nine Months Ended

	September 30, 1999 and 1998	6

	NOTES TO CONSOLIDATED CONDENSED

	FINANCIAL STATEMENTS	7 – 10

	ITEM 2 - MANAGEMENT'S DISCUSSION AND

	ANALYSIS OF FINANCIAL CONDITION

	AND RESULTS OF OPERATIONS	11 – 17

	ITEM 3 - QUANTITATIVE AND QUALITATIVE

	DISCLOSURES ABOUT MARKET RISK	18

PART II	OTHER INFORMATION:

	ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K	18

	SIGNATURES	19

	EXHIBIT INDEX	20

ALLEN TELECOM INC.
PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in Thousands)

	September 30,	December 31,
	1999	1998

	(Unaudited)
ASSETS

Current Assets:

Cash and equivalents	$14,225	$19,900

Accounts receivable (less allowance for doubtful accounts of $3,290 and $3,189, respectively)	93,022	83,739

Inventories: Raw materials	45,985	45,936

Work in process	21,961	19,634

Finished goods	22,645	19,165

Total inventories (net of reserves)	90,591	84,735

Assets of discontinued emissions testing business (Note 3)	—	848

Deferred income taxes	8,066	7,989

Other current assets	6,059	5,752

Total current assets	211,963	202,963

Property, plant and equipment, net	54,036	61,582

Excess of cost over net assets of businesses acquired	128,136	131,939

Assets of discontinued emissions testing business (Note 3)	—	24,950

Deferred income taxes	21,316	16,186

Other assets	32,017	27,965

TOTAL ASSETS	$447,468	$465,585

LIABILITIES

Current Liabilities:

Notes payable and current maturities of long-term obligations	$2,016	$11,556

Accounts payable	28,976	25,501

Accrued expenses	27,768	29,998

Income taxes payable	1,923	837

Deferred income taxes	2,057	1,606

Total current liabilities	62,740	69,498

Long-term debt	118,173	128,677

Deferred income taxes	2,378	429

Other liabilities	16,649	16,900

TOTAL LIABILITIES	199,940	215,504

STOCKHOLDERS’ EQUITY

Common stock	29,791	29,759

Paid-in capital	180,652	180,604

Retained earnings	63,445	59,869

Accumulated other comprehensive loss	(9,354)	(2,255)

Less: Treasury stock (at cost)	(15,134)	(15,985)

Unearned compensation	(1,872)	(1,911)

TOTAL STOCKHOLDERS’ EQUITY	247,528	250,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$447,468	$465,585

See accompanying notes to the Consolidated Condensed Financial Statements.

ALLEN TELECOM INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Sales	$89,536	$90,955	$242,950	$302,337

Costs and expenses:

Cost of sales (Note 6)	(63,688)	(69,027)	(171,515)	(226,999)

Selling, general and administrative expenses (Note 6)	(14,954)	(17,993)	(42,497)	(54,901)

Research and development and product engineering costs	(6,890)	(7,398)	(22,264)	(23,244)

Other income, net (Note 2)	3,013	7,797	3,238	5,456

Interest expense	(2,397)	(2,342)	(7,094)	(5,993)

Interest income	269	356	974	1,020

Income (loss) before taxes and minority interests	4,889	2,348	3,792	(2,324)

(Provision) benefit for income taxes	(1,810)	818	(1,425)	1,976

Income (loss) before minority interests	3,079	3,166	2,367	(348)

Minority interests	(447)	(568)	(1,154)	(1,850)

Income (loss) from continuing operations	2,632	2,598	1,213	(2,198)

Discontinued emissions testing operation: Gain (loss) on disposal (net of income taxes) (Note 3)	—	(4,710)	2,363	(4,710)

Net Income (loss)	$2,632	$(2,112)	$3,576	$(6,908)

Earnings (Loss) per Common

Share, Basic and Diluted:

Continuing operations	$.10	$.10	$.04	$(.08)

Discontinued operations	—	(.17)	.09	(.17)

Net income (loss)	$.10	$(.07)	$.13	$(.25)

Weighted average common shares outstanding:

Basic	27,480	27,240	27,430	27,190

Assumed exercise of stock options	240	100	180	180

Diluted	27,720	27,340	27,610	27,370

See accompanying notes to the Consolidated Condensed Financial Statements.

ALLEN TELECOM INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	1999	1998

INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,213	$(2,198)

Adjustments to reconcile income (loss) to net cash flow:

Depreciation	11,236	11,610

Amortization of goodwill	5,195	4,687

Amortization of capitalized software	2,185	1,494

Other amortization	544	493

Non-cash loss on write-down of assets	321	17,010

Gain on investments	(3,732)	(15,877)

Changes in operating assets and liabilities:

Receivables	(19,005)	16,597

Inventories	(9,650)	1,500

Accounts payable and accrued expenses	4,394	(12,463)

Income tax payable	(5,162)	(19,896)

Other, net	2	(2,209)

CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(12,459)	748

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of discontinued emissions testing business	9,387	—

Sale of investments	10,934	17,744

Investments in telecommunications companies	(423)	(29,710)

Capital expenditures, net	(6,199)	(12,644)

Capitalized software product costs	(985)	(2,926)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	12,714	(27,536)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Repayments of) proceeds from borrowings	(6,422)	8,905

Treasury stock sold to employee benefit plan	694	1,228

Exercise of stock options	144	313

CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(5,584)	10,446

Net Cash Provided (Used) By Discontinued Emissions Testing Business	1,810	(1,659)

NET CASH USED	(3,519)	(18,001)

Effect of foreign currency exchange rate changes on cash	(2,156)	(379)

Cash and equivalents at beginning of year	19,900	30,775

CASH AND EQUIVALENTS AT END OF PERIOD	$14,225	$12,395

Supplemental cash flow data:

Interest capitalized	$—	$210

Cash paid during the period for:

Interest	5,830	5,462

Income taxes	6,285	16,564

See accompanying notes to the Consolidated Condensed Financial Statements.

ALLEN TELECOM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

		Common	Paid-In	Comprehensive
	Total	Stock	Capital	Income (Loss)

For the nine months ended September 30, 1999:

Beginning Balance, January 1, 1999	$250,081	$29,759	$180,604

Comprehensive Income (loss):

Net income	3,576			$3,576

Other comprehensive loss:

Foreign currency translation adjustments	(7,099)			(7,099)

Comprehensive loss				$(3,523)

Treasury stock reissued	694		(81)

Exercise of stock options	144		68

Restricted stock, net	(170)	32	61

Amortization of unearned compensation	302	—	—

Ending Balance, September 30, 1999	$247,528	$29,791	$180,652

For the nine months ended September 30, 1998:

Beginning Balance, January 1, 1998	$260,822	$29,746	$180,538

Comprehensive Income (loss):

Net loss	(6,908)			$(6,908)

Other comprehensive income (loss):

Unrealized gain on securities arising during period	(9,588)			(9,588)

Less: Tax on unrealized gain on securities	4,027			4,027

Net: Unrealized gain on securities	(5,561)			(5,561)

Foreign currency translation adjustments	(3,284)			(3,284)

Other Comprehensive loss				(8,845)

Comprehensive loss				$(15,753)

Exercise of stock options	313	51	262

Treasury stock reissued	1,226		402

Restricted stock, net	(557)	(43)	(640)

Amortization of unearned compensation	383	—	—

Ending Balance, September 30, 1998	$246,434	$29,754	$180,562

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
	Retained	Comprehensive	Treasury	Unearned
	Earnings	Income (Loss)	Stock	Compensation

For the nine months ended September 30, 1999:

Beginning Balance, January 1, 1999	$59,869	$(2,255)	$(15,985)	$(1,911)

Comprehensive Income (loss):

Net income	3,576

Other comprehensive loss:

Foreign currency translation adjustments		(7,099)

Comprehensive loss

Treasury stock reissued			775

Exercise of stock options			76

Restricted stock, net				(263)

Amortization of unearned compensation	—	—	—	302

Ending Balance, September 30, 1999	$63,445	$(9,354)	$(15,134)	$(1,872)

For the nine months ended September 30, 1998:

Beginning Balance, January 1, 1998	$70,091	$207	$(16,992)	$(2,768)

Comprehensive Income (loss):

Net loss	(6,908)

Other comprehensive income (loss):

Unrealized gain on securities arising during period

Less: Tax on unrealized gain on securities

Net: Unrealized gain on securities

Foreign currency translation adjustments

Other Comprehensive loss		(8,845)

Comprehensive loss

Exercise of stock options

Treasury stock reissued			824

Restricted stock, net			(236)	362

Amortization of unearned compensation	—	—	—	383

Ending Balance, September 30, 1998	$63,183	$(8,638)	$(16,404)	$(2,023)

See accompanying notes to the Consolidated Condensed Financial Statements.

ALLEN TELECOM INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. General:

In the opinion of the management of Allen Telecom Inc. (the “Company”), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the consolidated results of its operations, cash flows and changes in stockholders’ equity for the periods ended September 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1998 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

2. Other Income, net:

Other income for the third quarter and nine months ended September 30, 1999 relates principally to a gain on sale of the Company’s investment in NextWave Telecom Inc. The aggregate impact of other income for 1999 per basic and diluted share, after related income tax effects, is $.07 and $.08 for the three and nine-month periods, respectively. Other income in the third quarter of 1998 includes gains from the sale of common stock investments in telecommunication companies aggregating $.17 per basic and diluted share after related income taxes. For the nine months ended September 30, 1998, Other income also includes unrealized gains for the adjustment to market value of a common stock investment of $8,100,000 and the recognition of a loss reserve in the aggregate amount of $10,400,000 relating to investments in certain other telecommunication ventures (including NextWave). The aggregate impact of other income for the nine months ended September 30, 1998 was $.12 per basic and diluted share after related income taxes.

3. Discontinued Operations:

On March 1, 1999, the Company sold its Marta Technologies, Inc. subsidiary (“Marta”), which operated centralized automotive emissions testing programs. Pursuant to the terms of the purchase agreement, the Company recorded cash receipts of $9,387,000 and received a three-year $3,000,000, 12% installment note in exchange for all of the outstanding capital stock of Marta. Additional purchase price consideration in the amount of $2,000,000 may be earned and is contingent on future events. The gain on sale of this discontinued operation is net of related income taxes in the amount of approximately $1,400,000. In the third quarter of 1998, the Company had recognized an additional loss reserve for the disposal of this business in the amount of $4,710,000 (after related income tax benefit of $2,640,000).

4. Segment Disclosures:

The following table presents sales to external customers and results of operations for the Company’s two operating segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

Sales to external customers:

Telecommunications equipment	$84,470	$83,641	$225,959	$280,473

Wireless engineering services	5,066	7,314	16,991	21,864

Total sales	$89,536	$90,955	$242,950	$302,337

Results of Operations:

Telecommunications equipment	$7,491	$1,396	$15,050	$10,931

Wireless engineering services	(180)	(2,036)	1,275	(4,414)

	7,311	(640)	16,325	6,517

Other income, net	3,013	7,797	3,238	5,456

Goodwill amortization	(1,733)	(1,544)	(5,195)	(4,687)

General corporate expenses	(1,574)	(1,279)	(4,456)	(4,637)

Net financing costs	(2,128)	(1,986)	(6,120)	(4,973)

Income (loss) before taxes and minority interests	$4,889	$2,348	$3,792	$(2,324)

5. Impact of New Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in June 1998. In June 1999, the FASB issued Statement No. 137 “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”. This latter Statement delayed the implementation of Statement No. 133 which will now be effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of the standard on January 1, 2001. The Company utilizes hedging activities primarily with regard to receivables and payables to limit foreign currency exchange rate risk, although utilization has been minimized with the introduction of the Euro. The Company has not yet determined the effect, if any, of the adoption of this Statement on results of operations and financial position.

6. Operations:

On October 26, 1999, the Company announced the restructuring of certain of its domestic operations, principally the decision to consolidate the high volume manufacturing operations for its Site Management Products division with its manufacturing plant in Italy, resulting in a reduction in force and the sale of its domestic plant in Solon, Ohio. The Solon plant has been operating at a substantial loss for the last two years.

The Company will continue to maintain its U.S. sales and customer service operations, as well as its Sparks, Nevada research and development facility to support its domestic OEM customer base for site management products. The Company plans to sell its Solon manufacturing plant and relocate the continuing employees from its Site Management Products, Antenna Specialists and Mikom divisions to a smaller facility in the community. As a result of these restructuring actions, the Company expects to take a one-time charge, as yet to be determined, against earnings in the fourth quarter of 1999.

In the second quarter of 1998, the Company announced the consolidation and rationalization of certain product lines. In this connection, the Company recorded a $15,800,000 before-tax special charge to earnings (or $.38 per basic and diluted share after related income taxes) related to inventory, other asset write-offs and employee terminations. Of this amount, $12,200,000 was recorded in cost of sales, and $3,600,000 in selling, general and administrative expenses.

7. Provision for Income Taxes:

The Benefit (Provision) for income taxes for the three and nine months ended September 30, 1998 includes a $3,700,000 deferred tax benefit, or $.13 per basic and diluted share, with respect to a change in the applicable income tax rate on the undistributed earnings (prior to 1998) of a foreign subsidiary as a result of the Company’s acquisition of an additional interest in such subsidiary. The acquisition allows for earnings (when distributed) to be taxed at a lower rate. (See Note 8 for additional information).

8. Subsequent Event:

On October 21, 1999, the Company purchased the remaining 26% minority interest in its Mikom GmbH subsidiary, together with most of the shares in two related European entities, bringing total ownership in Mikom GmbH to 100%. The total purchase price was approximately $16,400,000. Of this amount, $8,100,000 was paid in cash (utilizing existing credit lines), $6,100,000 in the form of an irrevocable letter of credit due upon demand, with an additional $2,200,000 due in October 2000. This transaction will be reflected in the Company’s fourth quarter 1999 financial statements.

As a result of this transaction, the Company’s provision for income taxes in the fourth quarter of 1999 will include a $1.0 million one-time deferred tax benefit, with respect to a change in the applicable income tax rate on the undistributed earnings (prior to 1999) of Mikom. The acquisition allows for the Company’s earnings (when distributed) to be taxed at a lower rate. In addition, the “Excess of cost over net assets of business acquired” (goodwill) will increase by approximately $9,700,000.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Summary:

Allen Telecom Inc. reported income from continuing operations of $2.6 million ($.10 per basic and diluted share) for each of the three month periods ended September 30, 1998 and 1999. For the nine months ended September 30, 1999, the company reported income from continuing operations of $1.2 million, $.04 per basic and diluted share, as compared with a loss of $2.2 million or ($.08) per basic and diluted share in the comparable 1998 period.

Included in results of operations for the third quarter of 1999, is other income relating principally to a gain on sale of the Company’s investment in NextWave Telecom Inc. The aggregate impact of other income for 1999 per basic and diluted share, after related income tax effects, is $.07 and $.08 for the three and nine month periods, respectively. Included in results of operations for the third quarter of 1998 were gains from the sale of common stock investments in telecommunication companies aggregating $.17 per basic and diluted share after related income taxes. For the nine months ended September 30, 1998, other income also includes unrealized gains for the adjustment to market value of a common stock investment of $8.1 million and the recognition of a loss reserve in the aggregate amount of $10.4 million relating to investments in certain other telecommunication ventures (including NextWave). The aggregate impact of other income for the nine months ended September 30, 1998 was a $.12 gain per basic and diluted share after related income taxes.

Included in results of operations for the nine months ended September 30, 1998, are special charges related to the consolidation and rationalization of certain product lines. These actions included, among others, the discontinuance of product development and marketing efforts on the SmartCell wireless local loop product, which did not achieve adequate market acceptance, the consolidation of two manufacturing operations of the Systems product line, the formation of a worldwide Systems business, and the reorganization of the Company’s North American-based sales force. As a result of asset write-offs, severance and other costs associated with such actions, the Company incurred a special charge in the amount of $15.8 million before-tax, or $.38 per basic and diluted share after related income taxes. (See Note 6 of Notes To Consolidated Condensed Financial Statements.)

Telecommunications Equipment Manufacturing:

Telecommunications Equipment Manufacturing sales were up $.8 million, or 1.0%, from $83.6 million in third quarter 1998 to $84.4 million in the third quarter 1999. Decreased sales in North and South America and Asia were more than offset by increased sales in Europe, which were up 28.8% over third quarter 1998. Sales were down approximately 19.4% from $280.5 million for the nine-month period ended September 30, 1998 to $225.9 million for the comparable 1999 period. The downturn was driven by a continued unsettled climate in the global wireless telecommunications market with all geographic regions showing a sales decline.

Sales By Product Line	Third Quarter		Year to Date

($ Millions)	1999	1998	1999	1998

Systems Products	$24.2	$16.4	$69.9	$70.9

Site Management and Other Non-Antenna Products	39.1	46.7	102.5	144.2

Mobile and Base Station Antennas	21.1	20.5	53.5	65.4

Total Telecommunications Equipment Manufacturing	$84.4	$83.6	$225.9	$280.5

Backlog for this Segment at September 30, 1999, increased 2.9% from June 30, 1999, from $69.1 million to $71.1 million.

Gross profit margins were 29.2% in the third quarter of 1999, as compared with 24.8% in the third quarter of 1998. The improvement is due to higher sales volume of the Systems Products. Margins, excluding 1998 restructuring expenses, were 29.5% and 29.8% for the nine-month period ended September 30, 1999 and 1998, respectively.

Selling, general and administrative expenses were $9.8 million, or 11.6% of sales, and $12.4 million, or 14.9% of sales, for the third quarters of 1999 and 1998, respectively. This improvement is related to the restructuring efforts completed in late 1998. For the nine-month periods ended September 30, 1999 and 1998 the ratio of selling, general and administrative expenses to sales were 12.8% and 12.2% (excluding special charges), respectively.

On October 26, 1999, the Company announced the restructuring of certain of its domestic operations, principally the decision to consolidate the high volume manufacturing operations for its Site Management Products division with its manufacturing plant in Italy, resulting in a reduction in force and the sale of its domestic plant in Solon, Ohio. The Solon plant has been operating at a substantial loss for the last two years. These actions should result in improved gross profit margins and profitability for the Site Management Products division in the year 2000.

The Company will continue to maintain its U.S. sales and customer service operations, as well as its Sparks, Nevada research and development facility to support its domestic OEM customer base for site management products. The Company plans to sell its Solon manufacturing plant and relocate the continuing employees from its Site Management Products, Antenna Specialists and Mikom divisions to a smaller facility in the community. As a result of these restructuring actions, the Company expects to take a one-time charge, as yet to be determined, against earnings in the fourth quarter of 1999.

Wireless Engineering Services:

Wireless Engineering Services sales were down $2.2 million, or 30.4%, from $7.3 million in third quarter 1998 to $5.1 million in third quarter 1999. Sales were down approximately 22% from $21.9 million for the nine-month period ended September 30, 1998, to $17.0 million for the nine-month period ended September 30, 1999.

Gross profit margins for Wireless Engineering Services were 23.1% in the third quarter of 1999, as compared with 16.0% in the third quarter of 1998. This margin increase is primarily attributable to the restructuring during the fourth quarter of 1998, which improved margins in both software and engineering products. In addition, deployment of engineers was at a higher rate in the third quarter of 1999 than in the third quarter of 1998. Gross profit margins also increased from 18.6% for the nine-month period ended September 30, 1998 to 27.8% for the nine-month period ended September 30, 1999.

The selling, general and administrative expenses for the Wireless Engineering Services were 26.6% and 37.3% of sales for the third quarters of 1999 and 1998, respectively. For the nine-month period ended September 30, 1999 and 1998 the ratio of selling, general and administrative expenses to sales were 20.3% and 34.8%, respectively. This lower percentage is attributable to restructuring efforts which occurred in the fourth quarter of 1998.

Wireless Engineering Services backlog was $1.1 million at September 30, 1999, as compared to $1.0 million at June 30, 1999.

Research and Development:

Research and development and new product engineering costs were 8.2% and 8.1% of sales in the third quarters of 1999 and 1998, respectively. The actual dollar spending declined from the same period of 1998 from $7.4 million to $6.9 million. A small decline in spending is also expected in the fourth quarter due to the sale of the Company’s Signal Science Inc. business in October 1999. Spending for field trials of the new E-911 Geolocation product are expected to become more significant next year.

Other Income:

See Note 2 of Notes to Consolidated Condensed Financial Statements for information concerning these items.

Interest and Financing Expenses:

Net interest and financing costs were relatively stable for the three months ended September 30, 1999 and 1998 at $2.1 million and $2.0 million, respectively. Net interest and financing costs increased to $6.1 million from $4.9 million in the nine months ended September 30, 1999 and 1998, respectively. The principal reason for the increase is a higher level of outstanding borrowings through most of the first quarter of 1999 due, in large part, to expending $42.1 million in 1998 on investments in telecommunications companies, as well as higher average interest rates on outstanding borrowings.

Provision for Income Taxes:

The Company’s effective tax rate was 37% for the quarter and nine months ended September 30, 1999. This is in line with the Company’s current expectation for the full year tax rate (before a special one time deferred tax benefit discussed below), taking into consideration state taxes and available tax credits. The Company’s provision for income taxes for the fourth quarter of 1999 will include a $1.0 million one time deferred tax benefit with respect to a change in the applicable income tax rate on the undistributed earnings (prior to 1999) of its Mikom GmbH subsidiary, due to the purchase of the remaining minority interest on October 21, 1999. The acquisition allows for the Company’s pro rata share of earnings (when distributed) to be taxed at a lower rate.

In the third quarter of 1998, the Company recorded an income tax benefit despite reporting income before taxes, which would otherwise have resulted in an expected income tax provision. The third quarter of 1998 included a similar $3.7 million deferred tax benefit with respect to a change in the applicable income tax rate on the undistributed earnings (prior to 1998) of Mikom as a result of the Company’s then acquisition of an additional interest in that subsidiary. This benefit was offset, in part, by certain additional tax provisions. The aforementioned benefit was also the reason for the high level of income tax benefit, relative to the loss before taxes, for the nine months ended September 30, 1998.

Through September 30, 1999, the Company has recorded a net U.S. deferred tax asset pertaining to the recognition of net operating loss carrryforwards, related temporary differences and tax credits in the amount of approximately $24.0 million and has not provided any valuation allowance with respect thereto. The Company believes the realization of this asset is “more likely than not.”

Minority Interests:

Minority interest expense decreased from $1.9 million to $1.2 million in the nine month period ended September 30, 1998 and 1999, respectively. Such expense decreased from $.6 million to $.4 million in the quarters ended September 30, 1998 and 1999, respectively. This decrease is due to the aforementioned acquisition in late 1998 of a portion of the remaining minority interest in Mikom GmbH. As indicated above, the remaining minority interest was purchased in October 1999; accordingly, minority interest expense in fiscal year 2000 will be substantially reduced.

Liquidity and Capital Resources:

As set forth in the Consolidated Condensed Statement of Cash Flows, the Company used $12.5 million of cash in operations for the nine months ended September 30, 1999 as compared to generating cash of $.7 million for the comparable 1998 period. The decline in cash flow from operations is principally due to a higher investment in working capital offset, in part, by lower income tax payments in 1999. The Company generated $12.7 million from investing activities in the first nine months of 1999, primarily from the sale of its discontinued emissions testing business (as more fully described in Note 4 of the Notes to Consolidated Condensed Financial Statements), and cash collected from the sale of investments. This cash was used, in part, to repay long term borrowings, which, along with the transfer of a $12.4 million capital lease obligation in connection with the sale of the aforementioned discontinued operation, is the principal reason for the decline in debt levels in the Consolidated Condensed Balance Sheet at September 30, 1999. Capital expenditures for 1999 were $6.2 million as compared with $12.6 million in the comparable 1998 period due to tighter spending controls. Capital spending is significantly below the level of depreciation ($11.2 million) which accounts for the decline in property, plant and equipment at September 30, 1999, compared with December 31, 1998. At September 30,1999, the Company had available unused worldwide lines of credit in the amount of approximately $90.0 million.

As described in Note 8 of the Notes To Consolidated Condensed Financial Statements, the Company purchased the remaining 26% minority interest in its Mikom GmbH subsidiary, together with most of the shares in two related European entities. Of the $16.4 million purchase price, $8.1 million was paid in cash through the use of existing credit lines, $6.1 million in the form of an irrevocable letter of credit due upon demand with an additional $2.2 million due in October 2000.

In the first nine months of 1998, the Company expended $29.7 million for investments in telecommunications companies, relating primarily to the final purchase price for the outstanding minority interest in its Italian subsidiary, Forem S.r.l.

Year 2000:

Subsequent to the filing by the Company of its Annual Report on Form 10-K, there have been no significant changes in outlook or timing with respect to the Year 2000 (Y2K) issue. The Company is still substantially on target to meet its objectives for the Y2K remediation plan, as follows.

•	The identification of computer hardware and netware systems, computer software and related systems and test equipment that may be susceptible to Y2K failures has been completed.

•	The actual remediation and replacement of all critical laboratory, factory and test equipment has been completed.

•	The remediation and replacement of internal business systems and embedded chips is substantially complete. A number of software vendors continue to issue new patches and/or service packs which are in the process of being installed to correct Y2K problems. A few isolated issues remain with one voice mail system and two bar coding systems that are scheduled to be upgraded in the early part of the fourth quarter.

•	Final testing of solutions to Y2K problems periodically identified in business systems, hardware, software and embedded chips for Y2K compliance is substantially complete.

•	Independent verification of Y2K compliance of internal software systems is substantially complete.

•	Identification of significant vendors and key service providers has been completed. Vendor audits of most key vendors are substantially complete. Some changes in vendors have been required, and contingency plans are in process.

•	Contingency plans will be developed, as necessary, during the fourth quarter of 1999 as the Company’s Y2K readiness plan reaches finalization.

Notwithstanding all of the Company’s efforts, there are still many uncertainties regarding the Y2K issue. For example, if the Company is unsuccessful in identifying or finding all Y2K problems in its critical operations or if critical customers or suppliers are unsuccessful in resolving Y2K issues, the Company’s results of operations or financial condition could be materially impacted.

The total budgeted costs associated with required Y2K remediation efforts are approximately $1.5 million, of which approximately $1.3 million was spent through September 30, 1999.

Legal Disclaimer:

Statements included in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company’s future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Allen Telecom Inc.’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain certain detailed factors that could cause the Company’s actual results to materially differ from forward-looking statements made by the Company, including, among others, the costs and timetable for new product development, the health and economic stability of the world and national markets, the uncertain level of purchases by current and prospective customers of the Company’s products and services, the impact of competitive products and pricing, the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E-911 geolocation requirements and spectrum availability for new wireless applications, the successful discovery and correction of potential “Year 2000” computer sensitive problems by both the Company and its key suppliers and customers, and other transactions.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As set forth and discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of its Annual Report on Form 10-K for the year ended December 31, 1998, with the introduction of the European Economic and Monetary Union common currency, the “Euro,” the Company’s exposure to foreign currency contracts risk has diminished significantly in 1999. In this connection, the Company has significantly reduced its usage of currency rate contracts.

PART II — OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

(27) Financial Data Schedule.

(b)	Reports on Form 8-K.

On September 30, 1999, the Company filed a Current Report on Form 8-K dated September 28, 1999 reporting the engagement of Deloitte & Touche LLP as the Company’s worldwide auditing service provider, and the dismissal of PricewaterhouseCoopers LLP as the Company’s principal auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allen Telecom Inc.

(Registrant)

Date: November 11, 1999	By:	/s/ Robert A. Youdelman

Robert A. Youdelman

Executive Vice President

(Chief Financial Officer)

Date: November 11, 1999	By:	/s/ James L. LePorte, III

James L. LePorte, III

Vice President — Finance

(Principal Accounting Officer)

EXHIBIT INDEX

ALLEN TELECOM INC.

Exhibit Number

(27)	Financial Data Schedule.