Form 10-K
period 1999-12-31
ALLEN TELECOM INC
filed 2000-03-29
CIK 3721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 1999
                          -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
                               --------    --------

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                                 WHICH REGISTERED
----------------------                            -------------------------
Common Stock, $1 par value                        New York Stock Exchange
                                                  Pacific Exchange

Preferred Stock Purchase Rights                   New York Stock Exchange
                                                  Pacific Exchange

SECURITIES REGISTERED PURSUANT TO
SECTION 12(g) OF THE ACT:                         None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 1, 2000, there were 27,901,910 shares of the Registrant's Common Stock issued and outstanding, and the aggregate market value, based upon the last sale price of the Registrant's Common Stock on the New York Stock Exchange Composite Tape on March 1, 2000 of $13.625, of the Registrant's Common Stock held by nonaffiliates of the Registrant was $359,053,439.

               Exhibit Index is on pages 19 to 27 of this Report.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended December 31, 1999 incorporated by reference into Parts I, II and IV hereof.

Proxy Statement dated March 17, 2000 for Annual Meeting of Stockholders to be held April 28, 2000 incorporated by reference into Part III hereof.

                               ALLEN TELECOM INC.
                               ------------------

                                    FORM 10-K
                                    ---------

                  (For the fiscal year ended December 31, 1999)

                                TABLE OF CONTENTS
                                -----------------

                                                                                                                  PAGE
PART I

   Item  1 -  Business                                                                                              3

   Item  2 -  Properties                                                                                            8

   Item  3 -  Legal Proceedings                                                                                     8

   Item  4 -  Submission of Matters to a Vote of Security Holders                                                   8

   Executive Officers of The Registrant                                                                             9

PART II

   Item  5 -  Market for Registrant's Common Equity and Related Stockholder Matters                                10

   Item  6 -  Selected Financial Data                                                                              10

   Item  7 -  Management's Discussion and Analysis of Financial Condition and Results of Operations                10

   Item 7A -  Quantitative and Qualitative Disclosures about Market Risk                                           10

   Item  8 -  Financial Statements and Supplementary Data                                                          11

   Item  9 -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 11

PART III

   Item 10 -  Directors and Executive Officers of the Registrant                                                   12

   Item 11 -  Executive Compensation                                                                               12

   Item 12 -  Security Ownership of Certain Beneficial Owners and Management                                       12

   Item 13 -  Certain Relationships and Related Transactions                                                       12

PART IV

   Item 14 -  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     13


SIGNATURES                                                                                                         17


EXHIBIT INDEX                                                                                                      19

                               ALLEN TELECOM INC.
                               ------------------

                                    FORM 10-K
                                    ---------

                                     PART I
                                     ------

                                ITEM 1 - BUSINESS
                                -----------------

OVERALL

GENERAL

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

         The Company is a major supplier of telecommunications equipment, including site management products, systems expansion and optimization products, mobile and base station antennas, test and measurement equipment, and E911 geolocation products and services, and wireless engineering services to the worldwide wireless communications market.

         There have been no significant changes in the business, kinds of products produced or services rendered or in the markets or methods of distribution since the beginning of the last fiscal year.

         On March 1, 1999, the Company sold its MARTA Technologies, Inc. subsidiary, which operated its discontinued centralized automotive emissions testing programs, to a subsidiary of Environmental Systems Products, Inc. Additional information regarding this development is incorporated herein by reference to Note 9, "Acquisitions and Dispositions," of the Notes to Consolidated Financial Statements" on pages 24 and 25, and to the "Discontinued Operations" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 30 of Allen Telecom's 1999 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

TELECOMMUNICATIONS EQUIPMENT MANUFACTURING

GENERAL

         The Company's Telecommunications Equipment Manufacturing business segment consists of three product lines: Systems Products, Site Management and Other Non-Antenna Products, and Mobile and Base Station Antennas.

         The Company's Systems Products support both coverage and capacity enhancement for GSM, TDMA, CDMA and analog wireless carriers. Products include high power and low power repeaters to fill coverage gaps caused by obstructions, such as mountains, tunnels, and buildings, and fiber optic-based radio frequency distribution systems, such as its Britecell(TM) product. Indoor coverage systems are provided generally using fiber as a means of distribution, including its Distributed Indoor Coverage Extension System ("DICE(TM)"), as well as a cable-based indoor system for smaller, lower cost installations. The Company also has developed a range of test equipment and software to test and optimize wireless networks, such as its I.Q. Analyzer(TM), Surveyor(TM) and Illuminator(TM) products.

         Many of the major wireless system infrastructure vendors incorporate components or subsystems from Allen Telecom's Site Management and Other Non-Antenna Products. The Company is one of the world's largest suppliers of cell site subsystems, supplying many different customized modules that are incorporated in original equipment manufacturer ("OEM") cell sites. Site Management products include sophisticated filters, which ensure that incoming signals are received and outgoing signals are transmitted clearly and without interference, duplexers, which are stationed at most cell site transceivers to allow one antenna to be used for both transmission and reception of radio signals simultaneously, and low noise, tower mounted, multicarrier and single carrier power amplifiers, which enhance the reception of weak signals or boost outgoing signals. Allen Telecom also manufacturers auto-tune combiners, which adjust instantly and automatically to new frequencies as the system is modified, among other products.

         Allen Telecom is a leading North American supplier of base station antennas to the global wireless OEMs and wireless service providers through its Mobile and Base Station Antennas product line. Products include antennas in frequency bands to cover all digital cellular and PCS networks, as well as the analog networks. New base station antenna models include, for example, the Decibel TripleTree(TM), which incorporates all six of the antennas required for a three sector site in a single 12 inch diameter housing, MaxFill(TM), which concentrates RF below the horizon and provides even radiation density, and MaxGain(TM), which focuses radiation energy to maximize geographic coverage. The Company is a leading supplier of mobile automobile antennas, which operate on both cellular, PCS and dual-band frequencies, as well as antennas for Global Positioning Systems ("GPS").

         The Federal Communications Commission ("FCC") has mandated that by 2001 all providers of wireless phone services will begin to provide the location where an emergency 911 call originates. The Company has developed a geolocation technology solution, Geometrix(TM), to provide carriers with the equipment and software to locate subscribers in their system. This geolocation technology has been tested and is available for CDMA, TDMA, iDEN and analog systems. Further field trials will be conducted before this product is brought to market, and the Company is hopeful that this product and technology will achieve market acceptance.

         In 1999, the Company initiated a number of cost reduction efforts within the Telecommunications Equipment Manufacturing segment to improve and adjust operations to existing market conditions. These actions include, among others, the closure of a domestic manufacturing facility and the transfer of most of manufacturing operations of the closed plant to Italy. This will result in a reduction in force (and related termination costs) and the sale of this domestic manufacturing plant (resulting in the non-cash loss of various assets). In addition, the Company has discontinued several product lines at its Site Management, Antenna and Systems divisions, and has closed a sales and engineering office in Mexico City. As a result of asset write-offs, severance and other costs associated with such actions, this segment incurred before-tax charges for the year of $11.9 million.

PRODUCTION, RAW MATERIALS, AND SUPPLIES

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

         The principal materials used in the production and assembly of Allen Telecom's products are purchased electronic components and subassemblies, steel, aluminum, copper and plastics. These materials are purchased regularly from several producers and have been generally available in sufficient quantities to meet Allen Telecom's requirements, although occasionally shortages have occurred. The Company believes that the supplies of materials through the end of 2000 will be adequate.

SEASONAL TRENDS

         Generally, sales and earnings for telecommunications equipment manufacturing tend to be slightly lower in the first fiscal quarter due to lower outdoor installations of its products in the northern climates. Due to the unsettled climate for the global wireless telecommunications market, such seasonal variability was not evident in 1999.

WORKING CAPITAL

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

         In 1996, the Company entered into an agreement with Nextwave Telecom Inc. ("Nextwave") whereby Nextwave had agreed to purchase from the Company $50,000,000 of equipment and services through December 31, 2001. In connection with this purchase commitment, subject to certain preconditions that have not occurred, the Company would make available up to $50,000,000 of product financing in the form of secured, interest-bearing loans to be used solely to finance the purchase price of the equipment and services supplied by the Company, of which approximately $2,000,000 was purchased and financed to date. In 1998, Nextwave and certain of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code; accordingly, this commitment is unlikely to be fulfilled at this time.

         If the Company is successful in developing its E-911 geolocation business, it may be called upon to provide financing for a large equipment network or to develop a service bureau for one or more carriers. The Company believes that external financial resources should be available to support the successful development of this business.

MAJOR CUSTOMERS

         Within the Telecommunications Equipment Manufacturing segment, there is no single customer the loss of which would have a material adverse effect on the Company. However, four major telecommunications equipment companies accounted for approximately 28% (none individually greater than 10%) of segment sales in 1999. The balance of the segment's sales were widely distributed among many customers.

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

SEASONAL TRENDS

         Generally, sales and earnings for wireless engineering services are not subject to significant seasonal variations.

MAJOR CUSTOMERS

         Within wireless engineering services, there is no single customer the loss of which would have a material adverse effect on the Company. However, four customers accounted for approximately 24% of segment sales in 1999 (none individually greater than 10%). The balance of the segment's sales was widely distributed among many customers.

RESEARCH AND DEVELOPMENT

         The Company engages in research and development activities (substantially all of which are Company-sponsored) as part of its ongoing business. The Company emphasizes the development of new technologies, products and software for the wireless telecommunications markets. Currently, these development activities are not expected to require a material investment in assets. For information concerning these expenditures, see "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page 17 of Allen Telecom's 1999 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

ENVIRONMENTAL CONTROLS

         The Company is subject to federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and financial liability to the Company. Additional information regarding environmental issues is incorporated herein by reference to the last paragraph of Note 5, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements on page 21 of Allen Telecom's 1999 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.


EMPLOYEES

         As of December 31, 1999, Allen Telecom had approximately 2,200 employees.


BUSINESS SEGMENTS, FOREIGN OPERATIONS AND EXPORT SALES

         Information relating to the Company's business segments, foreign and domestic operations and export sales is incorporated herein by reference to "Geographic Data" in Note 8 of the Notes to Consolidated Financial Statements on page 24, and the information presented in the bar charts on page 28, of Allen Telecom's 1999 Annual Report to Stockholders, a copy of which is filed as
Exhibit 13 to this Annual Report.

         With the opportunities presented by the rapid deployment of wireless telecommunications systems throughout the world, international sales have become a majority of the Company's revenue. The Company's export sales from the United States were $39.6 in 1999, $71.6 million in 1998 and $103.9 million in 1997. In 1999, international sales constituted 62% of total Telecommunications Equipment Manufacturing sales, and 23% of total Wireless Engineering Services sales. The international opportunities for the Company's products have encouraged the Company to continue to expand the size and scope of its international operations. As seen in Item 2, "Properties," the Company's foreign manufacturing operations are located mainly in Europe. In the opinion of management, any financial risks inherent in Allen Telecom's existing foreign operations are not substantially different than the financial risks inherent in its domestic operations.

         In 1999, continued weakness in Asia and some parts of South America contributed to the overall weakness in sales. In addition, the domestic wireless market was weak for the company due to limited capital expenditures by certain wireless carriers. The Company is encouraged, however, by the quarter-to-quarter increases in sales throughout 1999, where second half 1999 sales were 18% higher than first half 1999 sales.

PATENTS, LICENSES, AND FRANCHISES

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


BACKLOG

         The approximate order backlog as of December 31, 1999 and 1998 are as follows (amounts in thousands):

                                                                   1999        1998
                                                                   ----        ----
         Telecommunications equipment manufacturing             $83,600      $51,900

         Wireless engineering services                            1,300          900
                                                                -------      -------

         Backlog (all expected to be filled within one year)    $84,900      $52,800
                                                                =======      =======

         In 1996, the Company entered into an agreement with Nextwave, whereby Nextwave agreed to purchase from the Company $50,000,000 of equipment and services through December 31, 2001. In 1998, Nextwave and certain of its subsidiaries filed for relief under Chapter 11 of the United States Bankruptcy Code; accordingly, this commitment is unlikely to be fulfilled at this time. This purchase commitment has been excluded from the above-mentioned order backlog amounts.

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

                               ITEM 2 - PROPERTIES


         At December 31, 1999, Allen Telecom's operations were conducted in 51 facilities in 11 states and 20 countries. Allen Telecom's Telecommunications Equipment Manufacturing segment occupies approximately 850,000 square feet of space for manufacturing, assembly, warehousing, research and development, sales and administrative offices. Of this amount, approximately 632,000 square feet are rented under operating leases. The Company's principal manufacturing and service facilities for Telecommunications Equipment Manufacturing are located in Ohio, Texas, Virginia, Nevada, China, Brazil, Italy, Germany, France, and Mexico. The Company's Wireless Engineering Services are provided primarily at one leased facility in Virginia, as well as at customer locations.

         Information concerning the square footage of the Company's operations by segment at December 31, 1999 is as follows (amounts in thousands):

                                                                    DOMESTIC                FOREIGN
                                                                    --------                -------
                                                               OWNED       LEASED       OWNED      LEASED      TOTAL
                                                               -----       ------       -----      ------      -----
Telecommunications equipment manufacturing                       18           419         200         213        850
Wireless engineering services                                    -             87          -           -          87
Other                                                           312            10          -           -         322
                                                                ---           ---         ---         ---      -----
           Total                                                330           516         200         213      1,259
                                                                ===           ===         ===         ===      =====


         Allen Telecom's machinery, plants, warehouses and offices are in good condition, and are reasonably suited and adequate for the purposes for which they are presently used. Due to the economic uncertainty in the global wireless telecommunications markets, the Company's facilities are generally not fully utilized at December 31, 1999.

         The square footage of "other" properties above consists of a manufacturing facility of 84,000 square feet owned by the Company relating to a previously-owned operation (which is leased to a third party), two manufacturing facilities totalling 228,000 square feet owned by the Company which are not in use and are held for sale, and a lease for its Corporate office space.

                           ITEM 3 - LEGAL PROCEEDINGS

         The information required by this Item is incorporated herein by reference to the fourth paragraph of Note 5, "Commitments and Contingencies," on page 21 of the Notes to Consolidated Financial Statements of Allen Telecom's 1999 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.


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

ROBERT G. PAUL - President and Chief Executive Officer; age 58.

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

ROBERT A. YOUDELMAN - Executive Vice President, Chief Financial Officer and Assistant Secretary; age 58.

         Mr. Youdelman joined the Company in 1977 as Director of Taxes and was elected Vice President-Taxation in February 1980. In December 1989, he was elected Senior Vice President-Finance, Chief Financial Officer and Assistant Secretary of the Company and was promoted to Executive Vice President in February 1997. Mr. Youdelman is an attorney.

PETER G. DEVILLIERS - Vice President; age 46.

         Mr. deVilliers joined the Company in July 1992 upon the acquisition by the Company of Alliance Telecommunications Corporation ("Alliance"), Dallas, Texas, where he served as Vice President-Marketing and Sales since joining Alliance in March 1991. Mr. deVilliers served as Vice President-Strategic Planning for Allen Telecom Group, Inc. ("ATG") upon the merger of Alliance into ATG in June 1993 until February 1997. In February 1997, he was elected Vice President of Allen Telecom.

JAMES L. LEPORTE, III - Vice President - Finance; age 45.

         Mr. LePorte joined the Company in 1981 as Senior Financial Analyst. In 1983, he was appointed Manager of Financial Analysis, and, in 1984, was named Assistant Controller. Mr. LePorte was elected Controller of the Company in April 1988; a Vice President in December 1990; and served as Treasurer of the Company from September 1995 to February 1999. Mr. LePorte was elected Vice President-Finance in April 1999.

LAURA C. MEAGHER - Secretary and General Counsel; age 40.

         Ms. Meagher joined the Company in 1999 as Corporate Counsel and was elected Secretary and General Counsel in September 1999. Prior to joining Allen Telecom, Ms. Meagher was affiliated with the law firm of Benesch, Friedlander, Coplan and Aronoff, Cleveland, Ohio, from September 1989 to August 1999. Ms. Meagher is an attorney.

ROGER L. SCHROEDER- Treasurer and Assistant Secretary; age 46.

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

                                     PART II

 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to the last paragraph of Note 2, "Financing," of the Notes to Consolidated Financial Statements on page 18, and to "Exchange Listings," "Dividends Declared On Common Stock" and "Stockholders" on the inside back cover of the Registrant's 1999 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report. The following table presents the high and low prices for the Company's Common Stock for the periods indicated (in dollars per share):

                                                    1999                                 1998
                                                    ----                                 ----
                                          HIGH               LOW                HIGH               LOW
                                          ----               ---                ----               ---
               1st Quarter                8 11/16            4 1/2             21 1/8              15 1/2
               2nd Quarter               11 7/8              5 3/4             17 7/16              9 9/16
               3rd Quarter               11 1/2              7 7/8             11 5/8               6 3/16
               4th Quarter               12 3/8              8                  8 3/8               4 11/16

                        ITEM 6 - SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to "Five Year Summary of Operations" on page 32, and to "Dividends Declared on Common Stock" on the inside back cover, of the Registrant's 1999 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.


    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to "Safe Harbor Cautionary Statement" on page 1 and to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 to 31 of the Registrant's 1999 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.



      ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to page 31 of the Registrant's 1999 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity on pages 12 to 15, the Notes to Consolidated Financial Statements on pages 16 to 26, and to the "Report of Independent Accountants" on page 27, of the Registrant's 1999 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.


            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this item is incorporated herein by reference to Allen Telecom's Current Report on Form 8-K dated September 28, 1999 reporting the engagement of Deloitte & Touche LLP as the Company's worldwide independent accountants, and the dismissal of PricewaterhouseCoopers LLP as the Company's principal independent accountants.

                                    PART III

         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item relating to the Company's executive officers is included on page 9 hereof under "EXECUTIVE OFFICERS OF THE REGISTRANT" and is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Employment, Termination of Employment and Change of Control Arrangements" on pages 14 to 16 of the Registrant's definitive proxy statement dated March 17, 2000 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934. Other information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Information Regarding Nominees" on pages 1 to 3, and to "Compliance with Section 16(a) of the Securities Exchange Act" on page 21, Registrant's definitive proxy statement dated March 17, 2000 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.




                        ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Compensation of Directors" on pages 4 to 5, and to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT" on pages 6 to 18, of the Registrant's definitive proxy statement dated March 17, 2000 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to "STOCK OWNERSHIP" on pages 18 to 20 of the Registrant's definitive proxy statement dated March 17, 2000 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Transactions with Executive Officers and Directors" on page 18 of the Registrant's definitive proxy statement dated March 17, 2000 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                                     PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)      FINANCIAL STATEMENTS OF THE REGISTRANT

     The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 16, 2000, is incorporated herein by reference to pages 12 to 27 of the Registrant's 1999 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

            Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

            Consolidated Balance Sheets as of December 31, 1999 and 1998

            Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

            Report of Independent Accountants

   (2)      FINANCIAL STATEMENT SCHEDULES

     The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14(a)(1) above:

            FINANCIAL STATEMENT SCHEDULES OF THE REGISTRANT

            Reports of Independent Accountants, on pages 14 and 15 of this Form 10-K Annual Report, relating to the financial statement schedule

            Valuation and Qualifying Accounts Schedule, on page 16 of this Form 10-K Annual Report

     Schedules other than the schedule listed above are omitted because they are not required, are not applicable or are included elsewhere in the Notes to Consolidated Financial Statement.

     (3)    EXHIBITS*

     The information required by this Item relating to Exhibits to this Annual Report is included in the Exhibit Index on pages 19 to 27 hereof.

(b)  REPORTS ON FORM 8-K

     None.


-----------------

*A copy of any of the Exhibits to this Annual Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Allen Telecom Inc.:



We have audited the consolidated financial statements of Allen Telecom Inc.
and its subsidiaries (the "Company") as of December 31, 1999 and for the year then ended, and have issued our report thereon dated February 16, 2000; such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the financial statement schedule of Allen Telecom Inc. for the year ended December 31, 1999, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opnion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP


Cleveland, Ohio
February 16, 2000

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Allen Telecom Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 13 present fairly, in all material respects, the financial position of Allen Telecom Inc. and its subsidiaries at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 1998 listed in the index appearing under Item 14(a)(2) on page 13 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

February 16, 1999,
   except as to paragraph five of Note 9,
   which is as of March 1, 1999

                               ALLEN TELECOM INC.
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)



                 Column A                   Column B                    Column C                  Column D          Column E
------------------------------------       --------------  --------------------------------    ---------------    --------------
                                             Balance                    Additions
                                                           --------------------------------                          Balance
                                               At             Charged to         Charged        Deductions           at End
                                            Beginning         Costs and          to Other          from                Of
               Description                  of Period          Expenses           Accounts        Reserves            Period
------------------------------------       --------------  ------------------ ---------------------------------------------------
Allowance for doubtful accounts
   1999                                       $  3,189               513                -           1,165   (1)      $  2,537
                                              ========        ==========         ========         =======            ========
   1998                                       $  1,934             1,170                -             (85)  (1)      $  3,189
                                              ========         =========         ========       ==========           ========
   1997                                       $  1,610               796                -             472   (1)      $  1,934
                                              ========        ==========         ========        ========            ========


Inventory reserves:
   1999                                        $15,440            14,562                -           9,280   (2)       $20,722
                                               =======          ========         ========         =======             =======
   1998                                        $ 7,607            14,718                -           6,885   (2)       $15,440
                                              ========          ========         ========        ========             =======
   1997                                        $ 7,362             8,646                -           8,401   (2)       $ 7,607
                                              ========         =========         ========        ========            ========


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

                                        ALLEN TELECOM INC.
                                        ------------------
                                          (Registrant)



                                        By:    /s/ Robert A. Youdelman
                                              -------------------------
                                               Robert A. Youdelman
                                               Executive Vice President
                                               Chief Financial Officer and
                                                Assistant Secretary


Date:   March 28, 2000
        --------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert G. Paul                                             March 28, 2000
------------------------------------------------
   Robert G. Paul, President, Chief Executive
   Officer and Director  (Principal Executive Officer)


/s/ Robert A. Youdelman                                        March 28, 2000
------------------------------------------------
   Robert A. Youdelman, Executive Vice President
   Chief Financial Officer (Principal Financial Officer)


/s/ James L. LePorte                                           March 28, 2000
------------------------------------------------
   James L. LePorte, Vice President-Finance
   (Principal Accounting Officer)


/s/ Philip W. Colburn                                          March 28, 2000
------------------------------------------------
   Philip W. Colburn, Chairman of the Board
   and Director


/s/ Jill K. Conway                                             March 28, 2000
------------------------------------------------
   Jill K. Conway, Director

/s/ J. Chisholm Lyons                                          March 28, 2000
------------------------------------------------
   J. Chisholm Lyons, Vice Chairman of the Board
   and Director


/s/ John F. McNiff                                             March 28, 2000
------------------------------------------------
   John F. McNiff, Director


/s/ Charles W. Robinson                                        March 28, 2000
------------------------------------------------
   Charles W. Robinson, Director


/s/ Martyn F. Roetter                                          March 28, 2000
-------------------------------------------------
   Martyn F. Roetter, Director


/s/ Gary B. Smith                                              March 28, 2000
-------------------------------------------------
   Gary B. Smith, Director

                                  EXHIBIT INDEX

EXHIBIT NUMBERS                                                                                      PAGES
     (3)    Certificate of Incorporation and By Laws -

            (a)   Second Restated Certificate of Incorporation (filed as Exhibit
                  Number 4(a) to Registrant's Registration Statement on Form
                  S-8, Registration No. 333-51739, filed on May 4, 1998
                  (Commission file number 1-6016) and incorporated herein by
                  reference)...............................................................            -

            (b)   Certificate of Designation, Preferences and Rights of Series C
                  Junior Participating Preferred Stock (filed as Exhibit Number
                  4(c) to Registrant's Registration Statement on Form S-8
                  Registration No. 333-51739, filed on May 4, 1998 (Commission file number 1-6016) and incorporated herein by
                  reference.................................................................           -

            (c)   By-Laws, as amended through February 16, 1999, filed as
                  Exhibit Number 3(c) to Registrant's Form 10-K Annual Report
                  for the fiscal year ended December 31, 1998 (Commission file number 1-6016 and incorporated herein by
                  reference)................................................................           -

     (4)    Instruments defining the rights of security holders -

            (a)   Rights Agreement, dated as of January 20, 1998, between the
                  Registrant and Harris Trust Company of New York, as Rights
                  Agent (filed as Exhibit Number 4.1 to Registrant's Form 8-K
                  Registration Statement on Form 8-A, filed on January 9, 1998
                  (Commission file number 1-6016) and incorporated herein by
                  reference) ...............................................................           -

            (b)   Credit Agreement, dated as of December 31, 1998, among the
                  Registrant, the Banks signatories thereto, NBD Bank, as
                  Documentation Agent, and Key Bank National Association, as
                  Swing Line Lender, Syndication Agent and Administrative Agent
                  filed as Exhibit 4(b) to registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998 (Commission file
                  number 1-6016 and incorporated herein by reference.......................             -

            (c)   Amendment dated as of July 30, 1999 to the Credit Agreement dated as of December 31, 1998 among Registrant, the Banks
                  signatories thereto, NBD Bank, as Documentation Agent, and Key
                  Bank National Association, as Swing Line Lender, Syndication
                  Agent and Administrative
                  Agent....................................................................            28

            (d)   Note Purchase Agreement, dated as of November 1, 1997, among the Registrant and the insurance companies signatories thereto
                  (filed as Exhibit Number 4(c) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1997 (Commission
                  file number 1-6-16) and incorporated herein by reference)................             -

                  Additional information concerning Registrant's long-term debt is set forth in Note 2, "Financing," of the Notes to Consolidated Financial Statements on page 17 of Registrant's
                  1999 Annual


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

     (10)    Material contracts (Other than Exhibit 10(a), all of the exhibits listed as material contracts hereunder are management contracts or compensatory plans or arrangements required to be filed as
             exhibits to this Report pursuant to Item 14(c) of this Report.).                           -

             (a)  Allen Telecom Inc. 1982 Stock Plan, as amended through
                  November 3, 1987 (filed as Exhibit Number 10(c) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1987 (Commission file number 1-6016) and
                  incorporated herein by reference)........................................             -

             (b)  Amendment, dated as of December 4, 1990, to the Allen Telecom
                  Inc. 1982 Stock Plan, as amended (filed as Exhibit Number
                  10(d) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016)
                  and incorporated herein by reference)....................................             -

             (c)  Amendment, dated as of June 14, 1995, to the Allen Telecom
                  Inc. 1982 Stock Plan, as amended (filed as Exhibit Number 10.1 to Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1995 (Commission file number 1-6016) and
                  incorporated herein by reference)........................................             -

             (d)  Amendment, dated as of February 28, 1997, to the Allen Telecom
                  Inc. 1982 Stock Plan, as amended (filed as Exhibit Number
                  10(e) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016)
                  and incorporated herein by
                  reference)...............................................................             -

             (e)  Form of Restricted Stock Agreement pursuant to the Allen
                  Telecom Inc. 1982 Stock Plan, as amended (filed as Exhibit
                  Number 10(e) to Registrant's Form 10-K Annual Report for the
                  fiscal year ended December 31, 1990 (Commission file number
                  1-6016) and incorporated herein by reference)............................             -

             (f)  Allen Telecom Inc. 1992 Stock Plan, as amended and restated as of May 1, 1998 (filed as Exhibit Number 4(e) to Registrant's
                  Registration Statement on Form S-8, Registration No.
                  333-51739, filed on May 4, 1998 (Commission file number
                  1-6016) and incorporated herein by reference)............................             -

             (g)  Form of Restricted Stock Agreement pursuant to Allen Telecom
                  Inc. 1992 Stock Plan (Salary Increase Deferral), dated April
                  28, 1992, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(g) to Registrant's Form
                  10-K Annual Report for the fiscal year ended December 31, 1992
                  (Commission file number 1-6016) and incorporated herein by
                  reference)...............................................................             -

             (h)  Form of Restricted Stock Agreement pursuant to Allen Telecom
                  Inc. 1992 Stock Plan (Salary Increase Deferral), dated
                  November 30, 1993, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number
                  10(g) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1993 (Commission file number 1-6016)
                  and incorporated herein by
                  reference)................................................................            -

             (i)  Amendment to Restricted Stock Agreements pursuant to 1992
                  Stock Plan (Salary Increase Deferral), dated February 22, 1995
                  (filed as Exhibit Number 10(l) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1994
                  (Commission file number 1-6016) and incorporated herein by
                  reference) ...............................................................            -

             (j)  Amendment to Restricted Stock Agreements pursuant to 1992
                  Stock Plan (Salary Increase Deferral), dated April 25, 1997
                  (filed as Exhibit Number 10 to Registrant's Form 10-Q
                  Quarterly Report for the quarter ended March 31, 1997
                  (Commission file number 1-6016) and incorporated herein by
                  reference)................................................................            -

             (k)  Amendment to 1992 Restricted Stock Agreements pursuant to 1992
                  Stock Plan (Salary Increase Deferral), dated February 17, 1998
                  (filed as Exhibit Number 10(q) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1997
                  (Commission file number 1-6016) and incorporated herein
                  reference)................................................................            -

             (l)  Form of Restricted Stock Agreement pursuant to Allen Telecom
                  Inc. 1992 Stock Plan (Salary Increase Deferral), dated January
                  12, 1999, entered into by the Registrant with certain
                  executive and divisional officers filed as Exhibit Number
                  10(l) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998 (Commission file number 1-6016)
                  and incorporated herein by reference......................................            -

             (m)  Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on September 12, 1989
                  (filed as Exhibit Number 10(e) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1989
                  (Commission file number 1-6016) and incorporated herein by
                  reference) ...............................................................            -

             (n)  Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on February 19, 1997
                  (filed as Exhibit Number 10(q) to Registrant's Form 10-K
                  Annual Report for the Fiscal year ended December 31, 1996
                  (Commission filed number 1-6016) and incorporated herein by
                  reference)................................................................            -

             (o)  Allen Telecom Inc. 1994 Non-Employee Directors Stock Option
                  Plan (filed as Exhibit A to Registrant's Proxy Statement dated
                  March 17, 1994 (Commission file number 1-6016) and
                  incorporated herein by reference).........................................            -




             (p)  First Amendment, dated as of February 28, 1997, to the Allen
                  Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                  (filed as Exhibit Number 10(s) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1996
                  (Commission file number 1-6016) and incorporated herein by
                  reference)................................................................            -

             (q)  Second amendment, dated as of February 17, 1998, to the Allen
                  Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                  (filed as Exhibit Number 10(r) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1997
                  (Commission file number 1-6016) and incorporated herein by
                  reference)................................................................            -

             (r)  Form of Non-Qualified Option to Purchase Stock pursuant to the
                  Allen Telecom Inc. 1994 Non-Employee Directors Stock Option
                  Plan (filed as Exhibit Number 10(o) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1994
                  (Commission file number 1-6016) and incorporated herein by
                  reference)................................................................            -

             (s)  Allen Telecom Inc. Amended and Restated Key Management
                  Deferred Bonus Plan (incorporating all amendments through
                  February 27, 1992) (filed as Exhibit Number 10(i) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1992 (Commission file number 1-6016) and
                  incorporated herein by reference).........................................            -

             (t)  Amendment, dated as of February 28, 1997, to the Allen Telecom
                  Inc. Amended and Restated Key Management Deferred Bonus Plan
                  (filed as Exhibit Number 10(v) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1996
                  (Commission file number 1-6016) and incorporated herein by
                  reference)................................................................            -

             (u)  Form of Restricted Stock Agreement pursuant to the Allen
                  Telecom Inc. 1992 Stock Plan and Key Management Deferred Bonus
                  Plan (filed as Exhibit Number 10(j) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1992
                  (Commission file number 1-6016) and incorporated herein by
                  reference)................................................................            -

             (v)  Form of Severance Agreement, dated as of September 8, 1999, entered into by the Registrant with certain executive
                  officers, officers and division presidents................................           34

             (w)  Allen Telecom Inc. Master Discretionary Severance Pay Plan,
                  effective January 1, 1993 (filed as Exhibit Number 10(t) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1994 (Commission file number 1-6016) and
                  incorporated herein by
                  reference)................................................................            -

             (x)  First Amendment, dated as of February 28, 1997, to the Allen
                  Telecom Inc. Master Discretionary Severance Pay Plan (filed as
                  Exhibit Number 10(aa) to Registrant's Form 10-K Annual Report
                  for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and incorporated herein by
                  reference)................................................................            -


              (y) Allen Telecom Inc. Key Employee Severance Policy adopted by the Registrant on November 3, 1987 (filed as Exhibit Number
                  10(h) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number
                  1-6016) and incorporated herein by reference).............................            -

              (z) Amendment, dated May 14, 1991, to the Allen Telecom Inc. Key
                  Employee Severance Policy adopted by the Registrant on
                  November 3, 1987 (filed as Exhibit Number 10(n) to
                  Registrant's Form 1-K Annual Report for the fiscal year ended
                  December 31, 1992 (Commission file number 1-6016) and
                  incorporated herein by reference)..........................................           -

             (aa) Amendment No. 2, dated February 22, 1996, to the Allen Telecom
                  Inc. Key Employee Severance Policy (filed as Exhibit Number
                  10(x) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1995 (Commission file number 1-6016)
                  and incorporated herein by reference)......................................           -

             (bb) Amendment No. 3, dated as of September 12, 1996, to the
                  Allen Telecom Inc. Key Employee Severance Policy (filed as
                  Exhibit Number 10 to Registrant's Form 10-Q Quarterly Report
                  for the quarter ended September 30, 1996 (Commission file
                  Number 1-6016) and incorporated herein by reference).......................           -

             (cc) Amendment No. 4, dated as of February 28, 1997, to the Allen
                  Telecom Inc. Key Employee Severance Policy (filed as Exhibit
                  Number 10(ff) to Registrant's Form 10-K Annual Report for the
                  fiscal year ended December 31, 1996 (Commission file number
                  1-6016) and incorporated herein by reference)..............................           -

             (dd) Employment Agreement, dated June 28, 1998, between the
                  Registrant and Philip Wm. Colburn (filed as Exhibit Number
                  10(m) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1988 (Commission file number 1-6016)
                  and incorporated herein by reference)......................................           -

             (ee) Amendment, dated as of February 27, 1992, of Employment
                  Agreement, dated June 28, 1988, between the Registrant and
                  Philip Wm. Colburn (filed as Exhibit Number 10(p) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1992 (Commission file number 1-6016) and incorporated herein by
                  reference).................................................................           -

             (ff) Amendment, dated as of February 26, 1991, of Employment
                  Agreement, dated June 28, 1998, between the Registrant and
                  Philip Wm. Colburn (filed as Exhibit Number 10(n) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1990 (Commission file number 1-6016) and
                  incorporated herein by
                  reference).................................................................           -

             (gg) Amendment and Restated Post Employment Consulting Agreement,
                  dated as of December 20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(o) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1990


                  (Commission file number 1-6016) and incorporated herein by
                  reference)..................................................................          -

             (hh) First Amendment to Amended and Restated Post Employment
                  Consulting Agreement, dated as of February 19, 1997, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number
                  10(kk) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016)
                  and incorporated herein by reference).......................................          -

             (ii) Amended and Restated Supplemental Pension Benefit Agreement,
                  dated as of December 20, 1990, between the Registrant and
                  Philip Wm. Colburn (filed as Exhibit Number 10(p) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1990 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................          -

             (jj) Amendment, dated as of August 1, 1997, of Amended and Restated
                  Supplemental Pension Benefit Agreement, dated as of December
                  20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(pp) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated herein
                  by reference................................................................          -

             (kk) Split Dollar Insurance Agreement, dated as of July 1, 1991, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number
                  10(u) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and
                  incorporated herein by reference)...........................................          -

             (ll) Change in Control Agreement dated as of September 8, 1999,
                  Between the Registrant and Philip Wm. Colburn...............................         45

             (mm) Supplemental Pension Benefit Agreement, dated as of December 6,
                  1983, between the Registrant and J. Chisholm Lyons (filed as Exhibit
                  Number 10 (r)  to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1983 (Commission file number 1-6016)
                  and incorporated herein by reference).......................................          -

             (nn) Amendment, dated as of December 20, 1990, of Supplemental
                  Pension Benefit Agreement, dated as of December 6, 1983,
                  between the Registrant and J. Chisholm Lyons (filed as
                  Exhibit Number 10(s) to Registrant's Form 10-K Annual Report
                  for the fiscal year ended December 31, 1990 (Commission file
                  number 1-6016) and incorporated herein by reference).......................          -

             (oo) Amendment, dated as of August 1, 1997 of Supplemental Pension
                  Benefit Agreement, dated as of December 6, 1983 between the
                  Registrant and J. Chisholm Lyons (filed as Exhibit No. 10(uu)
                  to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number
                  1-6016) and incorporated hereby reference..................................          -

             (pp) Post Employment Consulting Agreement, dated as of September
                  12, 1989, between the Registrant and J. Chisholm

                  Lyons (filed as Exhibit Number 10(s) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1989
                  (Commission file number 1-6016) and incorporated herein by
                  reference)..................................................................          -

             (qq) Amendment, dated as of December 20, 1990, of Post Employment
                  Consulting Agreement, dated as of September 12, 1989 between the Registrant and J. Chisholm Lyons (filed as Exhibit Number
                  10(u) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission
                  file number 1-6016) and incorporated herein by reference)...................          -

             (rr) Change in Control Agreement dated as of September 8, 1999
                  between the Registrant and J. Chisholm Lyons................................         49

             (ss) Employment Agreement, dated June 25, 1991, between the
                  Registrant and Robert G. Paul (filed as Exhibit Number 10(x)
                  to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (Commission file number
                  1-6016) and incorporated herein by reference)...............................          -

             (tt) Supplemental Target Pension Benefit Agreement, dated as of
                  January 1, 1996, between the Registrant and Robert G. Paul
                  (filed as Exhibit Number (kk) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1995 (Commission file number 1-6016) and incorporated herein by
                  reference)...................................................................         -

             (uu) Amendment, dated as of August 1, 1997, of Supplemental Target
                  Pension Benefit Agreement, dated as of January 1, 1996,
                  between the Registrant and Robert G. Paul (filed as Exhibit
                  Number 10(zz) to Registrant's Form 10-K Annual Report for the
                  fiscal year ended December 31, 1997 (Commission file number
                  1-6016) and incorporated herein by reference)................................         -

             (vv) Form of Split Dollar Insurance Agreement, dated as of November
                  1, 1991, entered into by the registrant with certain executive and divisional officers (filed as Exhibit Number 10(bb) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1992 (Commission file number 1-6016) and
                  incorporated herein by reference)............................................         -

             (ww) Allen Telecom Inc. Deferred Compensation Plan, effective
                  December 1, 1995 (filed as Exhibit Number 10(mm) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1995 (Commission file number 1-6016)
                  and incorporated herein by reference)........................................         -

             (xx) First Amendment to the Allen Telecom Inc. Deferred
                  Compensation Plan dated as of February 28, 1997 (filed as
                  Exhibit Number 10(ww) to Registrant's Form 10-K Annual Report
                  for the fiscal year ended December 31, 1996 (Commission
                  file number 1-6016) and incorporated herein by reference)....................         -

             (yy) Allen Telecom Inc. Restoration Plan, effective January 1, 1996
                  (filed as Exhibit Number 10(nn) to Registrant's Form 10-K


                   Annual Report for the fiscal year ended December 31, 1995
                   (Commission file number 1-6016) and incorporated herein by
                   reference)..................................................................         -

             (zz)  First Amendment to the Allen Telecom Inc. Restoration Plan,
                   dated as of February 28, 1997 (filed as Exhibit Number 10(yy)
                   to Registrant's Form 10-K Annual Report for the fiscal year ended
                   December 31, 1996 (Commission file number 1-6016) and
                   incorporated herein by reference)...........................................         -

            (aaa)  Comsearch Division Supplemental Savings Plan, effective
                   January 1, 1995 (filed as Exhibit Number 10(oo) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1995 (Commission file number 1-6016) and incorporated herein by
                   reference)..................................................................         -

            (bbb)  First Amendment to the Comsearch Division Supplemental
                   Savings Plan, dated as of February 28, 1997 (filed as Exhibit
                   Number 10(aaa) to Registrant's Form 10-K Annual Report for
                   the fiscal year ended December 31, 1996 (Commission file
                   number 1-6016) and incorporated herein by reference)........................        -

            (ccc)  Amendment No. 2 to Comsearch Division Supplemental Savings
                   Plan, effective as of January 1, 2000.......................................       53

            (ddd)  Form of Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit
                   Number 10(pp) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1995 (Commission file number
                   1-6016) and incorporated herein by reference)...............................         -

            (eee)  Form of Amendment, dated as of August 1, 1997, of
                   Supplemental Target Pension Benefit Agreement, dated as of
                   January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number
                   10(kkk) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1997 (Commission file number
                   1-6016) and incorporated herein by reference)...............................         -

            (fff)  Allen Telecom Inc. Executive Benefit Plan, as amended and restated effective October 15, 1997 (filed as Exhibit Number 10(jjj) to
                   Registrant's Form 10-K Annual Report for the fiscal year ended
                   December 31, 1997 (Commission file number 1-6016) and incor-
                   porated herein by reference)................................................         -

            (ggg)  Allen Telecom Inc. Executive Benefit Plan, as amended and restated
                   effective June 16, 1999.....................................................        54

     (13)   1999 Annual Report to Stockholders*................................................        72

     (21)   Subsidiaries of the Registrant.....................................................       119

     (23)   Consents of Independent Accountants................................................       121

     (27)   Financial Data Schedule............................................................



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