Form 10-Q
period 2000-03-31
ALLEN TELECOM INC
filed 2000-05-15
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             ----------------------
                                    FORM 10-Q

      (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000
                                        --------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from  NOT APPLICABLE  to   __________________

         Commission file number         1-6016
                                        ------

                               ALLEN TELECOM INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                       38-0290950
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

25101 Chagrin Boulevard, Suite 350, Beachwood, Ohio               44122
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

(Registrant's Telephone Number, Including Area Code)           (216) 765-5855
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

                                              Yes   X         No
                                                  -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                   Outstanding at
         Class of Common Stock                     April 30, 2000
         ---------------------                     --------------
         Par value $1.00 per share                   27,919,013
                                                     ----------

                               ALLEN TELECOM INC.

                                TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              No.
                                                                                                     -------------------
PART  I.   FINANCIAL INFORMATION:

           ITEM 1 - Financial Statements:

                   Condensed Consolidated Balance Sheets -
                       March 31, 2000 and December 31, 1999                                                   3

                   Condensed Consolidated Statements of Income -
                       Three Months Ended March 31, 2000 and 1999                                             4

                   Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2000 and 1999                                             5

                   Condensed Consolidated Statements of Stockholders'
                       Equity - Three Months Ended March 31, 2000 and 1999                                    6

                   Notes to the Condensed Consolidated Financial Statements                                 7-9


           ITEM 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                         10-13


           ITEM 3 - Quantitative and Qualitative Disclosures About
                    Market Risks                                                                             14

PART II.   OTHER INFORMATION:

           ITEM 6 - Exhibits and Reports on Form 8-K                                                         14

           Signatures                                                                                        15

           Exhibit Index                                                                                     16


                               ALLEN TELECOM INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                                                                      March 31,            December 31,
                                                                                        2000                  1999
                                                                                      ---------            ------------
                                                                                     (Unaudited)
ASSETS
   Current Assets:
      Cash and equivalents                                                           $  27,638              $  22,085
      Accounts receivable (less allowance for doubtful
         accounts of $2,525 and $2,537, respectively)                                   76,555                 87,394
      Inventories:    Raw materials                                                     41,461                 43,608
                      Work in process                                                   18,947                 19,343
                      Finished goods                                                    24,087                 19,762
                                                                                      --------               --------
          Total inventories (net of reserves)                                           84,495                 82,713
                                                                                      --------               --------
      Deferred income taxes                                                              6,944                  6,966
      Other current assets                                                               5,515                  4,992
                                                                                      --------               --------
             Total current assets                                                      201,147                204,150

   Property, plant and equipment, net                                                   47,114                 49,253
   Excess of cost over net assets of businesses acquired                               133,371                134,723
   Deferred income taxes                                                                31,321                 30,281
   Other assets                                                                         31,623                 33,023
                                                                                      --------               --------
         TOTAL ASSETS                                                                 $444,576               $451,430
                                                                                      ========               ========
LIABILITIES
   Current Liabilities:
      Notes payable and current maturities of long-term
         obligations                                                                 $   1,321              $   2,181
      Accounts payable                                                                  42,674                 41,139
      Accrued expenses                                                                  26,780                 27,943
      Income taxes payable                                                               1,919                  2,464
      Deferred income taxes                                                              2,325                  2,361
                                                                                      --------               --------
            Total current liabilities                                                   75,019                 76,088
   Long-term debt                                                                      117,713                120,905
   Deferred income taxes                                                                 5,241                  3,455
   Other liabilities                                                                    10,112                 10,070
                                                                                      --------               --------
         TOTAL LIABILITIES                                                             208,085                210,518
                                                                                      --------               --------
STOCKHOLDERS' EQUITY
   Common stock                                                                         30,017                 30,010
   Paid-in capital                                                                     181,445                181,335
   Retained earnings                                                                    58,884                 57,014
   Accumulated other comprehensive loss                                                (17,296)               (10,685)
   Less: Treasury stock (at cost)                                                      (14,855)               (14,978)
             Unearned compensation                                                      (1,704)                (1,784)
                                                                                      --------               --------
         TOTAL STOCKHOLDERS' EQUITY                                                    236,491                240,912
                                                                                      --------               --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $444,576               $451,430
                                                                                      ========               ========


See accompanying notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                         March 31,
                                                           -----------------------------------
                                                                2000                      1999
                                                            --------                  --------
SALES                                                       $ 87,956                  $ 75,913
                                                            --------                  --------
Costs and expenses:
   Cost of sales (Note 2)                                    (62,574)                  (53,683)
   Selling, general and
     administrative expenses (Note 2)                        (16,261)                  (14,076)
   Research and development and
     product engineering costs                                (6,186)                   (7,664)

Other loss                                                      --                        (165)

Interest expense                                              (2,471)                   (2,356)
Interest income                                                  510                       292
                                                            --------                  --------

Income (loss) before taxes and
    minority interests                                           974                    (1,739)

(Provision) benefit for income taxes                            (391)                      607
                                                            --------                  --------

Income (loss) before minority
    interests                                                    583                    (1,132)

Minority interests                                               (13)                     (304)
                                                            --------                  --------

INCOME (LOSS) FROM CONTINUING
     OPERATIONS                                                  570                    (1,436)

Discontinued emissions testing
     operation: Gain on sale (net of
     income taxes) (Note 3)                                    1,300                     2,363
                                                            --------                  --------
NET INCOME                                                  $  1,870                  $    927
                                                            ========                  ========
EARNINGS (LOSS) PER COMMON
     SHARE, BASIC AND DILUTED:
  Continuing operations                                     $    .02                  ($   .05)
  Discontinued operations                                        .05                       .08
                                                            --------                  --------
  Net income                                                $    .07                  $    .03
                                                            ========                  ========
Weighted average common shares outstanding:
    Basic                                                     27,780                    27,350
    Assumed exercise of stock options                            340                        60
                                                            --------                  --------
    Diluted                                                   28,120                    27,410
                                                            ========                  ========



See accompanying notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  ---------------------------------
                                                                                    2000                    1999
                                                                                  --------                 --------
CASH FLOW FROM OPERATIONS:
  Income (loss) from continuing operations                                        $    570                 $ (1,436)
  Adjustments to reconcile income (loss) to operating cash flow:
     Depreciation                                                                    3,639                    3,973
     Amortization of goodwill                                                        1,918                    1,727
     Amortization of capitalized software                                              575                      650
     Other amortization                                                                 80                      133
     Non-cash loss on write-down of assets                                             393                        -
     Loss on investments                                                                 -                      158
  Changes in operating assets and liabilities:
     Receivables                                                                     7,500                   (5,150)
     Inventories                                                                    (5,075)                  (5,660)
     Accounts payable and accrued expenses                                           2,975                    2,698
     Income tax payable                                                             (1,340)                    (768)
     Other, net                                                                      1,001                    1,521
                                                                                  --------                 --------
  CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      12,236                   (2,154)
                                                                                  --------                 --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of discontinued emissions testing business                                     -                    9,387
     Collection from sale of common stock investment                                     -                    6,671
     Capital expenditures                                                           (3,041)                  (1,731)
     Capitalized software product costs                                               (340)                    (332)
                                                                                  --------                 --------
  CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                      (3,381)                  13,995
                                                                                  --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of borrowings                                                       (3,616)                 (21,117)
     Collection on installment note receivable                                       1,000                        -
     Treasury stock sold to employee benefit plan                                      123                      258
     Exercise of stock options                                                          35                        -
                                                                                  --------                 --------
  CASH USED BY FINANCING ACTIVITIES                                                 (2,458)                 (20,859)
                                                                                  --------                 --------
Net Cash Provided By Discontinued
     Emissions Testing Business                                                          -                    1,810
                                                                                  --------                 --------
NET CASH PROVIDED (USED)                                                             6,397                   (7,208)

Effect of foreign currency exchange rate changes on cash                              (844)                  (1,096)

Cash and equivalents at beginning of year                                           22,085                   19,900
                                                                                  --------                 --------
CASH AND EQUIVALENTS AT END OF PERIOD                                             $ 27,638                 $ 11,596
                                                                                  ========                 ========

Supplemental cash flow data: Cash paid during the period for:
            Interest                                                              $  1,369                 $    831
            Income taxes                                                             1,763                      709


See accompanying notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)



                                                                      Common         Paid-In        Comprehensive      Retained
                                                       Total          Stock          Capital        Income (Loss)      Earnings
                                                     -----------    -----------     -----------    ----------------    ---------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:

Beginning Balance, January 1, 2000                    $240,912        $30,010        $181,335                           $57,014
Comprehensive Income (loss):
  Net income                                             1,870                                       $  1,870             1,870
  Other comprehensive loss:
    Foreign currency translation adjustments            (6,611)                                        (6,611)
                                                                                                        ------
    Comprehensive loss                                                                               $ (4,741)
                                                                                                       =======
Treasury stock reissued                                    205                             82
Exercise of stock options                                   35              7              28
Amortization of unearned compensation                       80
                                                      --------      ---------        --------                          --------
Ending Balance, March 31, 2000                        $236,491      $  30,017        $181,445                          $ 58,884
                                                      ========       ========         =======                           =======

FOR THE THREE MONTHS ENDED MARCH 31, 1999:

Beginning Balance, January 1, 1999                    $250,081       $  29,759       $180,604                           $59,869
Comprehensive Income (loss):
  Net income                                               927                                      $     927               927
  Other comprehensive loss:
    Foreign currency translation adjustments            (2,999)                                        (2,999)
                                                                                                        ------
    Comprehensive loss                                                                               $ (2,072)
                                                                                                       =======
Treasury stock reissued                                    257                           (114)
Amortization of unearned compensation                       97
                                                      --------      ---------        --------                          --------
Ending Balance, March 31, 1999                        $248,363       $  29,759       $180,490                          $ 60,796
                                                      ========        ========        =======                           =======

                                                     Accumulated
                                                        Other
                                                    Comprehensive       Treasury          Unearned
                                                    Income (Loss)         Stock         Compensation
                                                   ----------------    ------------    ----------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:

Beginning Balance, January 1, 2000                 $  (10,685)         $(14,978)         $ (1,784)
Comprehensive Income (loss):
  Net income
  Other comprehensive loss:
    Foreign currency translation adjustments           (6,611)

    Comprehensive loss

Treasury stock reissued                                                     123
Exercise of stock options
Amortization of unearned compensation                                                          80
                                                   -----------          --------          --------
Ending Balance, March 31, 2000                     $  (17,296)         $(14,855)         $ (1,704)
                                                    ==========          ========          ========

FOR THE THREE MONTHS ENDED MARCH 31, 1999:

Beginning Balance, January 1, 1999                  $  (2,255)         $(15,985)         $ (1,911)
Comprehensive Income (loss):
  Net income
  Other comprehensive loss:
    Foreign currency translation adjustments           (2,999)

    Comprehensive loss

Treasury stock reissued                                                     371
Amortization of unearned compensation                                                          97
                                                     ---------          --------          --------
Ending Balance, March 31, 1999                      $  (5,254)         $(15,614)         $ (1,814)
                                                     =========          ========          ========

See accompanying notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       GENERAL:

         In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited consolidated condensed interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the consolidated results of its operations, cash flows and changes in stockholders' equity for the periods ended March 31, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1999 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.       SPECIAL CHARGES:

         In the fourth quarter 1999, the Company announced the restructuring of certain operations including the discontinuance of certain product lines, the closing of a manufacturing facility and other items. As previously indicated in the financial statements for the year ending December 31, 1999, in the first quarter 2000, the Company incurred pretax charges of $1,678,000, or $.04 per basic and diluted share after related income tax effect, incremental to the fourth quarter 1999 restructuring charge. These first quarter 2000 charges, which were not accruable at December 31, 1999, include termination costs of employees notified subsequent to December 31, 1999, relocation costs, asset write-offs, and other termination related benefits. Of this pretax charge $960,000 was recorded in cost of sales and $718,000 in selling, general and administrative expenses. Of the charge, $393,000 relates to a non-cash write-off of capital assets and $1,285,000 are cash related charges.

         The following is a summary of the activity for exit costs incurred (amounts in thousands, except for employee data).

                                                      Severance
                                              --------------------------
                                                           Number of    Sale of Building
                                                Accrual    Employees     and Equipment       Other

Accrual balance at December 31, 1999           $1,374          93            $2,271           $517
Addition to accrual in first quarter 2000         327           5               393            958


Employees terminated                                -         (77)                -              -
Charged against accrual                          (468)          -              (415)          (810)
                                              ------------------------------------------------------
Balance March 31, 2000                         $1,233          21            $2,249           $665

         The term of severance is based on years of service or determined by contractual obligation, and is payable over a period of time. Severance will be paid out in its entirety by October 31, 2001.

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

3.       DISCONTINUED OPERATIONS:

         The gain on sale from discontinued operations in the first quarter of 2000 represents income from previously contingent purchase price consideration (in the form of a 12% interest bearing installment note) earned on the sale of the Company's former automotive emissions testing business sold in the first quarter of 1999. The gains in the first quarters of 2000 and 1999 are net of related income taxes in the amount of $700,000 and $1,403,000, respectively.

4.       SEGMENT DISCLOSURES:

         The following table shows sales to external customers and results of operations for the Company's two operating segments (amounts in thousands):

                                                       Three Months Ended March 31,
                                                             2000        1999
                                                           --------    --------
Sales to external customers:
  Telecommunications equipment
         manufacturing                                     $ 81,956    $ 70,045
  Wireless engineering services                               6,000       5,868
                                                           --------    --------
  Total sales                                              $ 87,956    $ 75,913
                                                           ========    ========

Results of Operations:
  Segment Results:
    Telecommunications equipment manufacturing             $  5,680    $  3,223
    Wireless engineering services                               885         236
                                                           --------    --------
                                                              6,565       3,459
  Other loss                                                      -        (165)
                                                           --------    --------
  Goodwill amortization                                      (1,918)     (1,727)
  General corporate expenses                                 (1,712)     (1,242)
  Net financing costs                                        (1,961)     (2,064)
                                                           --------    --------
  Income (loss) before taxes and minority  interests       $    974    $ (1,739)
                                                           ========    ========

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

5.       IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS:

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 which will now be effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of the standard on January 1, 2001. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit foreign currency exchange rate risk on receivables. The Company has not yet determined the effect, if any, of the adoption of this Statement on results of operations and financial position.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". This interpretation clarifies the application of APB Opinion 25, under which the Company accounts for stock based compensation awards, for certain issues. This Interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the effect, if any, of the adoption of this Statement on results of operations and financial position.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               ALLEN TELECOM INC.

RESULTS OF OPERATIONS

SUMMARY:

Allen Telecom Inc. reported net income from continuing operations of $.6 million ($.02 per common share) for the first quarter 2000, as compared with a loss of $1.4 million ($.05 loss per common share) for the first quarter 1999. Total sales for the Company increased 16% from $75.9 million in the first quarter 1999 to $88.0 million in the first quarter 2000.

Included in the results of operations for the first quarter 2000, are incremental pretax restructuring charges of approximately $1.7 million, or $.04 per basic and diluted share after related income tax effect. The Company has estimated cost savings resulting from restructuring actions taken in the fourth quarter 1999 and first quarter 2000 to be in the pretax range of $6.0 to $8.0 million on an annual basis. These savings are expected to be realized beginning in the second quarter 2000, coincident with the final closedown of its domestic manufacturing facility. Of the projected cost savings, approximately $4.4 million relate to cost of sales, $1.9 million to selling, general and administrative costs, and $.7 million to R&D costs. See Note 2 of Notes to Consolidated Condensed Financial Statements for additional information concerning such special items.

TELECOMMUNICATIONS EQUIPMENT MANUFACTURING:

Telecommunications Equipment Manufacturing sales were up 17%, from $70.0 million in first quarter 1999 to $82.0 million in the first quarter 2000. This sales increase was due primarily to increased demand for Site Management and Antenna products. Sales of Systems products were down 15% from first quarter 1999 due primarily to order weakness in the test and measurement business and a seasonal slowdown of project revenue in Europe where weather is a factor. Geographically, sales were up primarily in Europe with a 35% increase over the same period last year, with smaller increases in North America, where sales were up 13% over the same period last year. First quarter sales are slightly lower than fourth quarter 1999 (down 4%); however, the first quarter is traditionally the lowest quarter for sales during the year due to winter impacting the deployment of new cell sites and antenna installations.

The strong U.S. dollar relative to the Euro negatively impacted reported sales and pretax income of European operations in the first quarter of 2000 as compared to the first quarter of 1999. As a result of exchange differences, reported sales and pretax income in the three months ended March 31, 2000 were $6.3 million and $1.1 million lower, respectively, as compared with the corresponding prior year period, assuming the exchange rates stayed the same.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               ALLEN TELECOM INC.
                                   (Continued)

-------------------------------------------------------------------------------------------------------
SALES BY PRODUCT LINE
-------------------------------------------------------------------------------------------------------
($ MILLIONS)                                                   1Q 2000        1Q 1999          4Q 1999
                                                       ------------------------------------------------
Systems Products                                               $  19.6        $  23.1          $  23.5


Site Management and Other Non-Antenna
    Products                                                      43.2           32.2             40.8

Mobile and Base Station Antennas                                  19.2           14.7             21.0
-------------------------------------------------------------------------------------------------------
Total Telecommunications Equipment Manufacturing               $  82.0        $  70.0          $  85.3
                                                       ------------------------------------------------



Backlog for this Segment increased 18% from $83.6 million at December 31, 1999 to $98.4 million at March 31, 2000. This is the fifth consecutive increase in quarterly backlog.

Gross profit margins were 29.3% (excluding the aforementioned incremental restructuring costs) in the first quarter of 2000, as compared with 29.6% in the first quarter of 1999. The lower gross profit margins in 2000 were due to product mix, with less sales coming from the higher margin measurement products, and due to manufacturing inefficiencies related to the closedown of the site management products manufacturing plant in the first quarter 2000.

Selling, general and administrative expenses were $10.5 million, or 12.9% of sales (excluding the aforementioned incremental restructuring costs), and $9.8 million, or 14.0% of sales, for the first quarters of 2000 and 1999, respectively. Spending as a percentage of sales is lower due to the spreading of fixed costs on higher sales.

WIRELESS ENGINEERING SERVICES:

Wireless Engineering Services sales were up slightly from $5.9 million in first quarter 1999 to $6.0 million in first quarter 2000. Backlog was unchanged at $1.4 million from year-end 1999. Gross profit margins for this segment were 37.7% in the first quarter 2000, as compared with 25.7% in the first quarter 1999. This increase is primarily attributable to higher software sales and full deployment of engineers. Selling, general and administrative expenses were relatively flat at 23% and 22% of sales for the first quarters of 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT:

Research and development and product engineering costs were 7.0% and 10.1% of sales in the first quarter of 2000 and 1999, respectively. The decreased rate of spending as a percentage of sales is attributable to the increase in sales in the current quarter and the sale of the Company's former government and defense engineering business, Signal Science, in the third quarter of 1999, which invested heavily in research and development. The Company believes that product development costs will increase throughout the year, principally due to increased spending for field trials and other testing of its E-911 Geolocation product.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               ALLEN TELECOM INC.
                                   (Continued)

INTEREST AND FINANCING EXPENSES:

Net interest and financing costs decreased slightly to $2.0 million from $2.1 million for the three months ended March 31, 2000 and 1999, respectively. The lower interest expense is due principally to lower working capital requirements and the repayment of debt with the proceeds from the sale of discontinued operations and investments, offset in part by higher interest rates.

PROVISION FOR INCOME TAXES:

The Company's effective tax rate was 40.1% and 35.0% for the quarters ended March 31, 2000 and 1999, respectively. The principal reason for the increase is the increased income relating to the Company's foreign operations, which are taxed at higher rates than the United States. The 2000 percentage is in line with the Company's current expectation for the full year.

MINORITY INTERESTS:

Minority interest expense decreased from $304 thousand to $13 thousand in the quarters ended March 31, 1999 and 2000, respectively. This decrease is due to the acquisition in late 1999 of the remaining minority interest in one of the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES:

As set forth in the Condensed Consolidated Statements of Cash Flows, the Company generated $12.2 million of cash from operations for the three months ended March 31, 2000 as compared to using $2.2 million for the comparable 1999 period. The increase in cash flow from operations is principally due to the collection of certain trade receivables and increasing income from continuing operations. The Company used $3.4 million in investing activities in the first quarter 2000, due primarily to capital expenditures, as compared to generating $14.0 million in the first quarter 1999. The higher cash flow from investing activities in 1999 related to the sale of the Company's discontinued emissions testing business and cash collected from the sale of a common stock investment. Cash used by financing activities for the three months ended March 31, 2000 and March 31, 1999 was $2.5 million and $20.9 million, respectively. The cash generated from investing activities in the first quarter 1999 was used primarily to repay long-term borrowings. At March 31, 2000, the Company had available unused worldwide lines of credit in the amount of $84.2 million.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                               ALLEN TELECOM INC.
                                   (Continued)

LEGAL DISCLAIMER:

         Statements included in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, including, among others, the cost, success and timetable for new product development, the health and economic stability of the world and national markets, the uncertain timing and level of purchases by current and prospective customers of the Company's products and services, the impact of competitive products and pricing, the future utilization of the Company's tax loss carry forwards, the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E911 geolocation requirements and spectrum availability for new wireless applications, the cost and availability of financing for geolocation projects and collectability of notes and accounts receivable. Allen Telecom Inc.'s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain additional details concerning these factors.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of its Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     (10)     Material Contracts.

              (a)  Amendment No. 2 To Credit Agreement.

              (b)  Amendment No. 5 To Key Employee Severance Policy.

     (27)     Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

      Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Allen Telecom Inc.
                                                        ------------------
                                                           (Registrant)



Date:  May 12, 2000               By:              /s/ Robert A. Youdelman
       ------------                  ---------------------------------------------------------
                                                       Robert A. Youdelman
                                                     Executive Vice President
                                                    (Chief Financial Officer)




Date:  May 12, 2000               By:             /s/ James L. LePorte, III
       ------------                  ---------------------------------------------------------
                                                      James L. LePorte, III
                                                      Vice President Finance
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX
                               ALLEN TELECOM INC.

EXHIBIT NUMBER

         (10)     Material Contracts.

                  (a)      Amendment No. 2 To Credit Agreement.

                  (b)      Amendment No. 5 To Key Employee Severance Policy.

         (27)     Financial Data Schedule.