Form 10-Q
period 2000-06-30
ALLEN TELECOM INC
filed 2000-08-11
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from Not Applicable to __________________

Commission file number 1-6016

ALLEN TELECOM INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	38-0290950

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25101 Chagrin Boulevard, Suite 350, Beachwood, Ohio	44122

(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code)      (216) 765-5855

NOT APPLICABLE

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class of Common Stock	Outstanding at August 1, 2000

Par value $1.00 per share	27,942,050

ALLEN TELECOM INC.

Page
No.

PART I. FINANCIAL INFORMATION:

ITEM 1 – Financial Statements:

Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999	3

Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2000 and 1999	4

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999	5

Condensed Consolidated Statements of Stockholders’ Equity – Six Months Ended June 30, 2000 and 1999	6

Notes to Condensed Consolidated Financial Statements	7 – 9

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 14

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risks	15

PART II. OTHER INFORMATION:

ITEM 4 - Submission of Matters to a Vote of Security Holders	15

ITEM 6 - Exhibits and Reports on Form 8-K	16

Signatures	17

Exhibit Index	18

ALLEN TELECOM INC.
PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	June 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Current Assets:

Cash and equivalents	$22,388	$22,085

Accounts receivable (less allowance for doubtful accounts of $2,541 and $2,537, respectively)	77,664	87,394

Inventories: Raw materials	48,480	43,608

Work in process	21,764	19,343

Finished goods	21,732	19,762

Total inventories (net of reserves)	91,976	82,713

Deferred income taxes	5,158	6,966

Other current assets	4,446	4,992

Total current assets	201,632	204,150

Property, plant and equipment, net	40,252	49,253

Excess of cost over net assets of businesses acquired	131,713	134,723

Deferred income taxes	32,944	30,281

Other assets	38,476	33,023

TOTAL ASSETS	$445,017	$451,430

LIABILITIES

Current Liabilities:

Notes payable and current maturities of long-term obligations	$1,199	$2,181

Accounts payable	37,043	41,139

Accrued expenses	26,806	27,943

Income taxes payable	2,268	2,464

Deferred income taxes	4,073	2,361

Total current liabilities	71,389	76,088

Long-term debt	129,460	120,905

Deferred income taxes	1,516	3,455

Other liabilities	10,196	10,070

TOTAL LIABILITIES	212,561	210,518

STOCKHOLDERS’ EQUITY

Common stock	30,026	30,010

Paid-in capital	181,495	181,335

Retained earnings	61,126	57,014

Accumulated other comprehensive loss	(23,853)	(10,685)

Less: Treasury stock (at cost)	(14,828)	(14,978)

Unearned compensation	(1,510)	(1,784)

TOTAL STOCKHOLDERS’ EQUITY	232,456	240,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$445,017	$451,430

See accompanying notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Sales	$88,440	$77,501	$176,396	$153,414

Costs and expenses:

Cost of sales (Note 2)	(60,856)	(54,144)	(123,430)	(107,827)

Selling, general and administrative expenses (Note 2)	(15,080)	(13,467)	(31,341)	(27,543)

Research and development and product engineering costs	(6,381)	(7,710)	(12,567)	(15,374)

Other income	—	390	—	225

Interest expense	(2,625)	(2,343)	(5,096)	(4,699)

Interest income	417	415	927	707

Income (loss) before taxes and minority interests	3,915	642	4,889	(1,097)

(Provision) benefit for income taxes	(1,634)	(222)	(2,025)	385

Income (loss) before minority interests	2,281	420	2,864	(712)

Minority interests	(39)	(403)	(52)	(707)

Income (loss) from continuing operations	2,242	17	2,812	(1,419)

Discontinued emissions testing operation: Gain on sale (net of income taxes) (Note 3)	—	—	1,300	2,363

Net income	$2,242	$17	$4,112	$944

Earnings (Loss) per Common

Share, Basic and Diluted:

Continuing operations	$.08	$—	$.10	$(.05)

Discontinued operations – gain on sale	—	—	.05	.08

Net income	$.08	$—	$.15	$.03

Weighted average common shares outstanding:

Basic	27,800	27,440	27,790	27,410

Assumed exercise of stock options	400	230	370	150

Diluted	28,200	27,670	28,160	27,560

See accompanying notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2000	1999

CASH FLOW FROM OPERATIONS:

Income (loss) from continuing operations	$2,812	$(1,419)

Adjustments to reconcile income (loss) to operating cash flow:

Depreciation	6,947	7,733

Amortization of goodwill	3,861	3,462

Amortization of capitalized software	1,512	1,307

Other amortization	150	501

Non-cash loss on write-down of assets	393	—

Gain on investments	—	(225)

Changes in operating assets and liabilities:

Receivables	3,702	(10,035)

Inventories	(15,888)	(9,483)

Accounts payable and accrued expenses	5,857	1,838

Income tax payable	(1,406)	(5,226)

Other, net	(3,061)	(1,480)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	4,879	(13,027)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of discontinued emissions testing business	—	9,387

Collection from sale of common stock investment	—	7,434

Investments in telecommunication subsidiaries	(6,172)	—

Capital expenditures	(5,055)	(3,315)

Capitalized software product costs	(1,658)	(637)

CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(12,885)	12,869

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from (repayments of) borrowings	8,455	(6,623)

Collection on installment note receivable	1,000	—

Treasury stock sold to employee benefit plan	407	498

Exercise of stock options	133	52

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	9,995	(6,073)

Net Cash Provided By Discontinued Emissions Testing Business	—	1,810

NET CASH PROVIDED (USED)	1,989	(4,421)

Effect of foreign currency exchange rate changes on cash	(1,686)	(887)

Cash and equivalents at beginning of year	22,085	19,900

CASH AND EQUIVALENTS AT END OF PERIOD	$22,388	$14,592

Supplemental cash flow data:

Cash paid during the period for:

Interest	$4,999	$4,286

Income taxes	4,098	4,523

See accompanying notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

						Accumulated
						Other
		Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Unearned
	Total	Stock	Capital	Income (Loss)	Earnings	Loss	Stock	Compensation

For the six months ended June 30, 2000:

Beginning Balance, January 1, 2000	$240,912	$30,010	$181,335		$57,014	$(10,685)	$(14,978)	$(1,784)

Comprehensive Income (loss):

Net income	4,112			$4,112	4,112

Other comprehensive loss:

Foreign currency translation adjustments	(13,168)			(13,168)		(13,168)

Comprehensive loss				$(9,056)

Treasury stock reissued	406		168				238

Exercise of stock options	133	23	110

Restricted stock, net	(89)	(7)	(118)				(88)	124

Amortization of unearned compensation	150							150

Ending Balance, June 30, 2000	$232,456	$30,026	$181,495		$61,126	$(23,853)	$(14,828)	$(1,510)

For the six months ended June 30, 1999:

Beginning Balance, January 1, 1999	$250,081	$29,759	$180,604		$59,869	$(2,255)	$(15,985)	$(1,911)

Comprehensive Income (loss):

Net income	944			$944	944

Other comprehensive loss:

Foreign currency translation adjustments	(8,102)			(8,102)		(8,102)

Comprehensive loss				$(7,158)

Treasury stock reissued	497		(103)				600

Exercise of stock options	52	10	42

Restricted stock, net	(307)	(18)	(289)

Amortization of unearned compensation	329							329

Ending Balance, June 30, 1999	$243,494	$29,751	$180,254		$60,813	$(10,357)	$(15,385)	$(1,582)

See accompanying notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Significant Accounting Policies:

General

In the opinion of the management of Allen Telecom Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the consolidated results of its operations, cash flows and changes in stockholders’ equity for the periods ended June 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1999 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Consolidation Policy

The Company’s consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated. To facilitate preparation of financial statements, the Company’s principal European operations are included in the consolidated financial statements on a two-month delayed basis.

2.	Special Charges:

In the fourth quarter 1999, the Company announced the restructuring of certain operations including the discontinuance of certain product lines, the closing of a manufacturing facility and other items. As previously indicated in the financial statements for the year ending December 31, 1999, in the first quarter 2000 the Company incurred pretax charges of $1,678,000, or $.04 per basic and diluted share after related income tax effect, incremental to the fourth quarter 1999 restructuring charge. These first quarter 2000 charges, which were not accruable at December 31, 1999, included termination costs of employees notified subsequent to December 31, 1999, relocation costs, asset write-offs, and other termination related benefits. Of this pretax charge, $960,000 was recorded in cost of sales and $718,000 in selling, general and administrative expenses. Of the charge, $393,000 relates to a non-cash write-off of capital assets and $1,285,000 are cash related charges.

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

The following is a summary of the activity for exit costs incurred (amounts in thousands, except for employee data)

	Severance

		Number of	Sale of Building
	Accrual	Employees	and Equipment	Other
Accrual balance at December 31, 1999	$1,374	93	$2,271	$517

Addition to accrual in first quarter 2000	327	5	393	958

Employees terminated	—	(98)	—	—

Charged against accrual	(1,176)	—	(463)	(1,105)

Balance June 30, 2000	$525	—	$2,201	$370

The term of severance is based on years of service or determined by contractual obligation, and is payable over a period of time. Severance will be paid out in its entirety by October 31, 2001.

3.	Discontinued Operations:

The gain on sale from discontinued operations in 2000 represents income from previously contingent purchase price consideration (in the form of a 12% interest bearing installment note) earned on the sale of the Company’s former automotive emissions testing business sold in the first quarter of 1999. The gains in 2000 and 1999 are net of related income taxes in the amount of $700,000 and $1,403,000, respectively.

4.	Segment Disclosures:

The following table presents sales to external customers and results of operations for the Company’s two operating segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2000	1999	2000	1999

Sales to external customers:

Telecommunications equipment	$81,562	$71,444	$163,518	$141,489

Wireless engineering services	6,878	6,057	12,878	11,925

Total Sales	$88,440	$77,501	$176,396	$153,414

Results of Operations:

Telecommunications equipment	$7,790	$4,336	$13,470	$7,559

Wireless engineering services	2,012	1,219	2,897	1,455

	9,802	5,555	16,367	9,014

Other income	—	390	—	225

Goodwill amortization	(1,943)	(1,735)	(3,861)	(3,462)

General corporate expenses	(1,736)	(1,640)	(3,448)	(2,882)

Net financing costs	(2,208)	(1,928)	(4,169)	(3,992)

Income (loss) before taxes and minority interests	$3,915	$642	$4,889	$(1,097)

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

5.	Impact of New Accounting Pronouncements:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in June 1998 which will now be effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of the standard on January 1, 2001. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit foreign currency exchange rate risk on receivables. The Company has not yet determined the effect, if any, of the adoption of this Statement on results of operations and financial position.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”. This interpretation clarifies the application of APB Opinion 25, under which the Company accounts for stock based compensation awards, for certain issues. This Interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the effect, if any, of the adoption of this Statement on results of operations and financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. SAB 101 summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The provisions of SAB 101 did not require any change in the Company’s revenue recognition policies and practices.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Summary:

Allen Telecom Inc. reported a net profit of $2.2 million ($.08 per share) for the three months ended June 30, 2000, as compared with a breakeven ($.00 per share) for the three months ended June 30, 1999. For the six months ended June 30, 2000 the Company reported a net profit of $4.1 million ($.15 per share), as compared with a net profit of $0.9 million ($.03 per share) in 1999. Total sales for the three months ended June 30, 2000 increased 14% from $77.5 million in the second quarter 1999 to $88.4 million in the second quarter 2000. Sales for the six months ended June 30, 2000 increased 15% over the same period last year from $153.4 million to $176.4 million.

Included in the results of operations for the six months ended June 30, 2000, are incremental pretax restructuring charges of approximately $1.7 million, or $.04 per basic and diluted share after related income tax effect. The Company has estimated cost savings resulting from restructuring actions taken in the fourth quarter 1999 and first quarter 2000 to be in the pretax range of $6.0 to $8.0 million on an annual basis. Of the projected cost savings, approximately $4.4 million relate to cost of sales, $1.9 million to selling, general and administrative costs, and $.7 million to R&D costs. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information concerning such special charges.

Telecommunications Equipment Manufacturing:

Telecommunications Equipment Manufacturing sales increased $10.1 million, or 14%, from $71.4 million in the second quarter 1999 to $81.5 million in the second quarter 2000. Sales increased approximately 16% from $141.5 million for the six months ended June 30, 1999 to $163.5 million for the six months ended June 30, 2000. Increasing demand for antenna and site management products drove the sales increase in both periods. Geographically, the largest increases were in North and South America. Sales by product line were as follows:

Sales By Product Line			Year To Date	Year to Date

($ Millions)	2Q 2000	2Q 1999	2Q 2000	2Q 1999

Systems Products	$18.7	$22.6	$38.3	$45.8

Site Management and Other Non-Antenna Products	41.9	31.2	85.1	63.4

Mobile and Base Station Antennas	20.9	17.6	40.1	32.3

Total Telecommunications Equipment Manufacturing	$81.5	$71.4	$163.5	$141.5

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

The strong U.S. dollar relative to the Euro negatively impacted sales and pretax income of European operations in the second quarter 2000 as compared to the second quarter 1999. As a result of exchange differences, reported sales and pretax income in the three months ended June 30, 2000 were $6.4 million and $0.9 million lower, respectively, as compared with the corresponding period in 1999, assuming the exchange rates had stayed the same. For the six months ended June 30, 2000, the reported sales and pretax income were $11.2 million and $2.2 million lower, respectively.

Backlog for the Telecommunications Equipment Manufacturing Segment at June 30, 2000 increased 16.5% from $98.4 million at March 31, 2000 to $114.6 million.

Gross profit margins for this segment were 30.0% in the second quarter of 2000 (29.6% for the six months ended June 30, 2000), as compared with 29.8% in the second quarter of 1999 (29.7% for the six months ended June 30, 1999), excluding the aforementioned special charges. The higher gross profit margins in the second quarter of 2000 were due primarily to higher sales of site management products and cost savings from restructuring. Gross profit margins for the six-month period ended June 30, 2000 were essentially the same as the prior year six-month period.

Selling, general and administrative expenses were $10.3 million, or 12.6% of sales, and $9.3 million, or 13.0% of sales (excluding special charges), for the second quarters of 2000 and 1999, respectively. The higher costs were related primarily to higher incentive compensation and commission expenses; however, the ratio of expenses to sales decreased from the second quarter of 1999 due to the spreading of costs on higher sales. For the six-month periods ended June 30, 2000 and 1999, the ratios of selling, general and administrative expenses to sales were 12.7% and 13.5%, respectively.

Wireless Engineering Services:

Wireless Engineering Services sales were up $0.8 million, or 13%, from $6.1 million in second quarter 1999 to $6.9 million in second quarter 2000. This increase was due primarily to higher software and engineering consulting sales. Sales were up approximately $1.0 million or 8% from $11.9 million for the six-month period ended June 30, 1999 to $12.9 in 2000.

Gross profit margins for this segment were 45.7% in the second quarter of 2000 (42.0% for the six months ended June 30, 2000), as compared with 33.7% in the second quarter of 1999 (29.8% for the six months ended June 30, 1999). This margin increase is primarily attributable to an increase in higher margin software sales and full deployment of engineers, as well as the restructuring actions taken during the fourth quarter of 1999, which improved margins in engineering products. Gross profit margins increased sequentially from the first to second quarter of 2000 from 37.7% to 45.7%, respectively, due to higher software sales.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Selling, general and administrative expenses for the Wireless Engineering Services were 16.5% of sales in the second quarter of 2000 (19.5% for the six months ended June 30, 2000), as compared with 13.5% in the second quarter of 1999 (17.6% for the six months ended June 30, 1999). This increase is attributable to higher incentive compensation and facility expenses.

Research and Development:

Research and development and new product engineering costs were 7.2% and 9.9% of sales in the second quarter of 2000 and 1999, respectively. The lower level of expense as a percent of sales is attributable to the fourth quarter 1999 sale of the Company’s research and development business for U.S. government agencies, which had primarily R&D expenditures, as well as much higher sales in 2000 compared to prior year. The Company expects R&D spending to increase in the third and fourth quarters of 2000 due to additional spending for testing and field trials of the new E-911 Geolocation product, as well as increased development efforts on other new products.

Interest and Financing Expenses:

Net interest and financing costs increased from $4.0 million for the six months ended June 30, 1999 to $4.2 million for the six months ended June 30, 2000, and from $1.9 million in the second quarter 1999 to $2.2 million in the second quarter of 2000. The principal reasons for the increase are a higher level of outstanding borrowings, as well as higher average interest rates.

Provision for Income Taxes:

The Company’s effective tax rate was approximately 41.5% for the quarter and six months ended June 30, 2000 as compared with 35% for the comparable 1999 periods. The principal reason for the increase is higher income relating to the Company’s foreign operations, which are taxed at higher rates than the United States. The 2000 percentage is in line with the Company’s current expectation for the full year.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Minority Interests:

Minority interest expense decreased from $707,000 to $52,000 in the six months ended June 30, 1999 and 2000, respectively. This decrease is due to the acquisition in late 1999 of the remaining minority interest in one of the Company’s foreign subsidiaries.

Liquidity and Capital Resources:

As set forth in the Condensed Consolidated Statements of Cash Flows, the Company generated $4.9 million of cash from operations for the six months ended June 30, 2000 as compared to using $13.0 million for the comparable 1999 period. The increase in cash flow from operations is principally due to the collection of certain trade receivables and increased income from continuing operations. The Company used $12.9 million in investing activities in the first half of 2000, due primarily to the payment of purchase price for the minority interest of a European subsidiary and capital expenditures, as compared to generating $12.9 million in 1999. The cash flow from investing activities in 1999 related to the sale of the Company’s discontinued emissions testing business and cash collected from the sale of a common stock investment. Cash provided by financing activities for the period ended June 30, 2000 was $10.0 million as compared with cash usage of $6.1 million for the comparable 1999 period. At June 30, 2000, the Company had available unused worldwide lines of credit in the amount of $76.4 million.

As indicated above, the strong U.S. dollar relative to the Euro has also negatively impacted the translated value of the Company’s European operations whose assets and liabilities are denominated principally in Euro currencies. As can be seen in the Condensed Consolidated Statements of Stockholders Equity, the “Accumulated Other Comprehensive Loss” (representing the net impact on the translated net asset investment of foreign subsidiaries) has increased from $10.7 million at December 31, 1999 to $23.9 million at June 30, 2000. This decline in the translated value of the Company’s net foreign asset position is the principal reason for the decline in Stockholders’ Equity at June 30, 2000 as compared with December 31, 1999.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Legal Disclaimer:

      Statements included in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company’s future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company’s actual results to materially differ from forward-looking statements made by the Company, including, among others, the cost, success and timetable for new product development, the health and economic stability of the world and national markets, the uncertain timing and level of purchases by current and prospective customers of the Company’s products and services, the impact of competitive products and pricing, the future utilization of the Company’s tax loss carry forwards, the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E911 geolocation requirements and spectrum availability for new wireless applications, and the cost and availability of financing for geolocation projects. Allen Telecom Inc.’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain additional details concerning these factors.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of its Annual Report on Form 10-K for the year ended December 31, 1999.

PART II — OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on April 28, 2000 two proposals were voted upon by the Company’s stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld are set forth below.

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

Nominee	For	Withheld

Philip Wm. Colburn	25,067,046	331,731

Jill K. Conway	25,100,070	298,707

J. Chisholm Lyons	24,219,584	1,179,193

John F. McNiff	25,109,741	289,036

Robert G. Paul	25,071,391	327,386

Charles W. Robinson	25,091,896	306,881

Martyn F. Roetter	25,100,910	297,867

Gary B. Smith	25,103,622	295,155

PART II — OTHER INFORMATION
(Continued)

A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 2000. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

For	Against	Abstain

25,345,585	21,267	31,925

The foregoing proposals are described more fully in the Company’s definitive proxy statement dated March 17, 2000, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

(10) Material Contracts

(27) Financial Data Schedule.

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allen Telecom Inc.

(Registrant)

Date: August 11, 2000	By:	/s/ Robert A. Youdelman

Robert A. Youdelman Executive Vice President (Chief Financial Officer)

Date: August 11, 2000	By:	/s/ James L. LePorte, III

James L. LePorte, III Vice President — Finance (Principal Accounting Officer)

EXHIBIT INDEX
ALLEN TELECOM INC.

Exhibit Number

(10)	Material Contracts.

(A) Amendment to Allen Telecom Inc. 1982 Stock Plan

(27)	Financial Data Schedule.