Form 10-Q
period 2000-09-30
ALLEN TELECOM INC
filed 2000-11-13
CIK 3721

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
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

Yes   X        No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Outstanding at
Class of Common Stock	November 1, 2000

Par value $1.00 per share	27,966,580

ALLEN TELECOM INC.

		Page
		No.

PART I.	FINANCIAL INFORMATION:
	ITEM 1 — Financial Statements:
	Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999	3
	Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2000 and 1999	4
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999	5
	Condensed Consolidated Statements of Stockholders’ Equity - Nine Months Ended September 30, 2000 and 1999	6
	Notes to Condensed Consolidated Financial Statements	7- 9
	ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14
	ITEM 3 — Quantitative and Qualitative Disclosures About Market Risks	15

PART II.	OTHER INFORMATION:
	ITEM 6 — Exhibits and Reports on Form 8-K	15
	Signatures	16
	Exhibit Index	17

ALLEN TELECOM INC.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	September 30,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Current Assets:

Cash and equivalents	$21,182	$22,085

Accounts receivable (less allowance for doubtful accounts of $2,771 and $2,537, respectively)	94,874	87,394

Inventories: Raw materials	55,333	43,608

Work in process	25,630	19,343

Finished goods	20,521	19,762

Total inventories (net of reserves)	101,484	82,713

Deferred income taxes	4,288	6,966

Other current assets	3,651	4,992

Total current assets	225,479	204,150

Property, plant and equipment, net	40,197	49,253

Excess of cost over net assets of businesses acquired	131,270	134,723

Deferred income taxes	36,805	30,281

Other assets	40,059	33,023

TOTAL ASSETS	$473,810	$451,430

LIABILITIES

Current Liabilities:

Notes payable and current maturities of long-term obligations	$895	$2,181

Accounts payable	46,266	41,139

Accrued expenses	27,288	27,943

Income taxes payable	2,979	2,464

Deferred income taxes	5,452	2,361

Total current liabilities	82,880	76,088

Long-term debt	140,284	120,905

Deferred income taxes	1,353	3,455

Other liabilities	9,793	10,070

TOTAL LIABILITIES	234,310	210,518

STOCKHOLDERS’ EQUITY

Common stock	30,036	30,010

Paid-in capital	183,076	181,335

Retained earnings	65,411	57,014

Accumulated other comprehensive loss	(22,832)	(10,685)

Less: Treasury stock (at cost)	(14,753)	(14,978)

Unearned compensation	(1,438)	(1,784)

TOTAL STOCKHOLDERS’ EQUITY	239,500	240,912

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,810	$451,430

See accompanying notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Sales	$106,765	$89,536	$283,161	$242,950

Costs and expenses:

Cost of sales (Note 2)	(74,835)	(63,688)	(198,265)	(171,515)

Selling, general and administrative expenses (Note 2)	(15,353)	(14,954)	(46,694)	(42,497)

Research and development and product engineering costs	(6,924)	(6,890)	(19,491)	(22,264)

Other income (Note 3)	—	3,013	—	3,238

Interest expense	(2,899)	(2,397)	(7,995)	(7,094)

Interest income	530	269	1,457	974

Income before taxes and minority interests	7,284	4,889	12,173	3,792

Provision for income taxes	(2,966)	(1,810)	(4,991)	(1,425)

Income before minority interests	4,318	3,079	7,182	2,367

Minority interests	(33)	(447)	(85)	(1,154)

Income from continuing operations	4,285	2,632	7,097	1,213

Discontinued emissions testing operation: Gain on sale (net of income taxes) (Note 4)	—	—	1,300	2,363

Net income	$4,285	$2,632	$8,397	$3,576

Earnings per common share, basic and diluted:

Continuing operations	$.15	$.10	$.25	$.04

Discontinued operations – gain on sale	—	—	.05	.09

Net income	$.15	$.10	$.30	$.13

Weighted average common

Shares outstanding:

Basic	27,820	27,480	27,800	27,430

Assumed exercise of stock options	560	240	430	180

Diluted	28,380	27,720	28,230	27,610

      See accompanying notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

CASH FLOW FROM OPERATIONS:

Income from continuing operations	$7,097	$1,213

Adjustments to reconcile income to operating cash flow:

Depreciation	10,086	11,236

Amortization of goodwill	5,841	5,195

Amortization of capitalized software	1,984	2,185

Other amortization	232	544

Non-cash pension gain	(1,160)	—

Non-cash loss on write-down of assets	393	321

Gain on investments	—	(3,732)

Changes in operating assets and liabilities:

Receivables	(13,211)	(19,005)

Inventories	(24,706)	(9,650)

Accounts payable and accrued expenses	14,981	4,394

Income taxes	(1,642)	(5,162)

Other, net	(2,179)	2

CASH USED BY OPERATING ACTIVITIES	(2,284)	(12,459)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of discontinued emissions testing business	—	9,387

Collection from sale of common stock investment	—	10,934

Investments in telecommunication subsidiaries	(8,512)	(423)

Capital expenditures	(7,644)	(6,208)

Sales and retirements of fixed assets	511	9

Capitalized software product costs	(2,755)	(985)

CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(18,400)	12,714

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from (repayments of) borrowings	18,851	(6,422)

Collection on installment note receivable	1,000	—

Treasury stock sold to employee benefit plan	576	694

Exercise of stock options	297	144

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	20,724	(5,584)

Net Cash Provided By Discontinued Emissions Testing Business	—	1,810

NET CASH PROVIDED (USED)	40	(3,519)

Effect of foreign currency exchange rate changes on cash	(943)	(2,156)

Cash and equivalents at beginning of year	22,085	19,900

CASH AND EQUIVALENTS AT END OF PERIOD	$21,182	$14,225

Supplemental cash flow data:

Cash paid during the period for:

Interest	$6,677	$5,830

Income taxes	$6,127	$6,285

      See accompanying notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

		Common	Paid-In	Comprehensive	Retained
	Total	Stock	Capital	Income (Loss)	Earnings

For the nine months ended September 30, 2000:

Beginning Balance, January 1, 2000	$240,912	$30,010	$181,335		$57,014

Comprehensive Income (loss):

Net income	8,397			$8,397	8,397

Other comprehensive loss:

Foreign currency translation adjustments	(12,147)			(12,147)

Comprehensive loss				$(3,750)

Treasury stock reissued	576		263

Exercise of stock options	297	33	264

Employee stock plan tax benefits	1,331		1,331

Restricted stock cancellation	(98)	(7)	(117)

Amortization of unearned compensation	232

Ending Balance, September 30, 2000	$239,500	$30,036	$183,076		$65,411

For the nine months ended September 30, 1999:

Beginning Balance, January 1, 1999	$250,081	$29,759	$180,604		$59,869

Comprehensive Income (loss):

Net income	3,576			$3,576	3,576

Other comprehensive loss:

Foreign currency translation adjustments	(7,099)			(7,099)

Comprehensive loss				$(3,523)

Treasury stock reissued	694		(81)

Exercise of stock options	144		68

Restricted stock, net	(170)	32	61

Amortization of unearned compensation	302

Ending Balance, September 30, 1999	$247,528	$29,791	$180,652		$63,445

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive	Treasury	Unearned
	Loss	Stock	Compensation

For the nine months ended September 30, 2000:

Beginning Balance, January 1, 2000	$(10,685)	$(14,978)	$(1,784)

Comprehensive Income (loss):

Net income

Other comprehensive loss:

Foreign currency translation adjustments	(12,147)

Comprehensive loss

Treasury stock reissued		313

Exercise of stock options

Employee stock plan tax benefits

Restricted stock cancellation		(88)	114

Amortization of unearned compensation			232

Ending Balance, September 30, 2000	$(22,832)	$(14,753)	$(1,438)

For the nine months ended September 30, 1999:

Beginning Balance, January 1, 1999	$(2,255)	$(15,985)	$(1,911)

Comprehensive Income (loss):

Net income

Other comprehensive loss:

Foreign currency translation adjustments	(7,099)

Comprehensive loss

Treasury stock reissued		775

Exercise of stock options		76

Restricted stock, net			(263)

Amortization of unearned compensation			302

Ending Balance, September 30, 1999	$(9,354)	$(15,134)	$(1,872)

See accompanying notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Significant Accounting Policies:

General

In the opinion of the management of Allen Telecom Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and the consolidated results of its operations, cash flows and changes in stockholders’ equity for the periods ended September 30, 2000 and 1999 in accordance with accounting principles generally accepted in the United States of America. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 1999 consolidated condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Consolidation Policy

The Company’s consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated. To facilitate preparation of financial statements, the Company’s principal European operations are included in the consolidated financial statements on a two-month delayed basis.

Effective January 1, 2001, such European operations will change their fiscal year-end from October 31 to December 31, consistent with the balance of the Company’s operations. The results of operations for these European operations for the period November and December  2000 will be recorded directly to retained earnings in the first quarter of 2001 and the operations for January through March 31, 2000 will be included in first quarter reported results. This change in reporting period is not expected to have a significant effect on the consolidated reported results of operations.

2.	Special Charges (Gain):

In the fourth quarter 1999, the Company announced the restructuring of certain operations including the discontinuance of certain product lines, the closing of a manufacturing facility and other items. As previously indicated in the financial statements for the year ended December 31, 1999, in the first quarter 2000 the Company incurred pretax charges of $1,678,000, or $.04 per basic and diluted share after related income tax effect, incremental to the fourth quarter 1999 restructuring charge. These first quarter 2000 charges, which were not accruable at December 31, 1999, included termination costs of employees notified subsequent to December 31,

ALLEN TELECOM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

1999, relocation costs, asset write-offs, and other termination related benefits. Of the charge, $393,000 relates to a non-cash write-off of capital assets and $1,285,000 are cash related charges.

In the third quarter of 2000, the Company recognized a non-cash pretax gain of $1,160,000, or $.03 per basic and diluted share after related income tax effect, with respect to a pension curtailment gain as a result of a reduction in workforce in connection with the aforementioned restructuring. Of the third quarter pretax gain, $406,000 was recorded in cost of sales and $754,000 in selling, general and administrative expenses. For the nine months ended September 30, 2000, the Company has incurred net pretax charges (related to the two items discussed above) of $518,000, or $.01 per basic and diluted share, after related income tax effect. Of the nine months charge, $554,000 was recorded in cost of sales and a gain of $36,000 in selling, general and administrative expense.

The following is a summary of the activity for exit costs incurred (amounts in thousands, except for employee data).

	Severance

		Number of	Sale of Building
	Accrual	Employees	and Equipment	Other

Accrual balance at December 31, 1999	$1,374	93	$2,271	$517

Addition to accrual in first quarter 2000	327	5	393	958

Employees terminated	—	(98)	—	—

Charged against accrual	(1,375)	—	(506)	(1,129)

Balance September 30, 2000	$326	—	$2,158	$346

The term of severance is based on years of service or determined by contractual obligation, and is payable over a period of time. Severance will be paid out in its entirety by October 31, 2001.

3.	Other Income:

Other income for the three and nine-months ended September 30, 1999 relates principally to a gain on sale of the Company’s investment in NextWave Telecom Inc. The aggregate impact of other income is $.07 and $.08 per basic and diluted share after related income tax effects, for the three and nine-month periods, respectively.

4.	Discontinued Operations:

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

ALLEN TELECOM INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

5.	Segment Disclosures:

The following table presents sales to external customers and results of operations for the Company’s two operating segments (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Sales to external customers:

Telecommunications equipment	$100,251	$84,470	$263,769	$225,959

Wireless engineering services	6,514	5,066	19,392	16,991

Total sales	$106,765	$89,536	$283,161	$242,950

Results of operations:

Telecommunications equipment	$12,675	$7,491	$26,145	$15,050

Wireless engineering services	1,005	(180)	3,902	1,275

	13,680	7,311	30,047	16,325

Other income	—	3,013	—	3,238

Goodwill amortization	(1,980)	(1,733)	(5,841)	(5,195)

General corporate expenses	(2,047)	(1,574)	(5,495)	(4,456)

Net financing costs	(2,369)	(2,128)	(6,538)	(6,120)

Income before taxes and minority interests	$7,284	$4,889	$12,173	$3,792

6.	Impact of New Accounting Pronouncements:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in June 1998 which will now be effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of the standard on January 1, 2001. The Company utilizes limited hedging activities primarily in its foreign subsidiaries to limit foreign currency exchange rate risk on receivables. The Company has not yet determined the effect, if any, of the adoption of this Statement on results of operations and financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “ Revenue Recognition in Financial Statements”. SAB 101 summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The provisions of SAB 101 did not require any change in the Company’s revenue recognition policies and practices.

ALLEN TELECOM INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Summary:

Allen Telecom Inc. reported income from continuing operations of $4.3 million or $.15 per common share (all per share information relates to both basic and fully diluted earnings per common share) for the three months ended September 30, 2000, as compared with $2.6 million ($.10 per share) for the three months ended September 30, 1999. For the nine months ended September 30, 2000 the Company reported $7.1 million of income from continuing operations ($.25 per share), as compared with $1.2 million ($.04 per share) in 1999. Total sales for the three months ended September 30, 2000 increased 19% from $89.5 million in the third quarter 1999 to $106.8 million in the third quarter 2000. Sales for the nine months ended September 30, 2000 increased 17% over the same period last year from $243.0 million to $283.2 million, respectively.

The results of operations for the three months ending September 30, 2000 include a pretax gain of approximately $1.2 million, or $.03 per share after related income tax effect, with respect to a pension curtailment gain as a result of a reduction in force in connection with the restructuring announced during the fourth quarter of 1999. For the nine months ended September 30, 2000, the Company has incurred net pretax charges of $.5 million, or $.01 per share, after related income tax effect. This net charge includes, in addition to the aforementioned gain, incremental costs for the discontinuance of certain product lines, the closing of a manufacturing facility, employee termination costs and other items reflected in the first quarter of 2000. Of the third quarter pretax gain, $.4 million was recorded in cost of sales and $.8 million in selling, general and administrative expenses. Of the nine months net charge, $.6 million was recorded in cost of sales and a gain of $.1 million in selling, general and administrative expenses. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information concerning such special items.

Telecommunications Equipment Manufacturing:

Telecommunications Equipment Manufacturing sales increased $15.9 million, or 19%, from $84.4 million in the third quarter 1999 to $100.3 million in the third quarter 2000. Sales increased approximately 17% from $226.0 million for the nine-month period ended September 30, 1999 to $263.8 million for the nine-month period ended September 30, 2000. Increasing demand for antenna and site management products drove the sales increase in both periods. Geographically, all regions showed sales increases with the exception of Asia, which had a decrease in the sales of low margin cable products to China. Sales by product line were as follows:

	Three Months Ended		Year To Date
Sales By Product Line
($ Millions)	3Q 2000	3Q 1999	3Q 2000	3Q 1999

Systems Products	$20.4	$24.2	$58.7	$70.0

Site Management and Other Non-Antenna Products	52.4	39.1	137.5	102.5

Mobile and Base Station Antennas	27.5	21.1	67.6	53.5

Total Telecommunications Equipment Manufacturing	$100.3	$84.4	$263.8	$226.0

ALLEN TELECOM INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

The strong U.S. dollar relative to the Euro negatively impacted sales and pretax income of European operations in the third quarter 2000 as compared to the third quarter 1999. As a result of exchange differences, reported sales and pretax income in the three months ended September 30, 2000 were $5.7 million and $0.9 million lower, respectively, as compared with the corresponding prior year period, assuming the exchange rates stayed the same. For the nine months ended September 30, 2000, the reported sales and pretax income were $17.2 million and $3.1 million lower, respectively.

Backlog for the Telecommunications Equipment Manufacturing Segment at September 30, 2000 increased 12% from June 30, 2000 to $128.8 million from $114.6 million, and 54% from $83.6 million at December 31, 1999 to September 30, 2000.

Gross profit margins were 29% in the third quarter of 2000 (29.4% for the nine months ended September 30, 2000), as compared with 29.2% in the third quarter of 1999 (29.5% for the nine months ended September 30, 1999), prior to the aforementioned special charges and gain.

Selling, general and administrative expenses were $10.6 million, or 10.6% of sales, and $9.8 million, or 11.6% of sales (excluding special gains and charges), for the third quarters of 2000 and 1999, respectively. These higher costs were related primarily to higher incentive compensation and sales commission expenses; however, the ratio of expenses to sales decreased from the third quarter of 1999 to the third quarter of 2000 due to the spreading of fixed costs on higher sales. For the nine-month periods ended September 30, 2000 and 1999, the ratio of selling, general and administrative expenses to sales were 11.9% and 12.8% (excluding special charges and gain), respectively.

Wireless Engineering Services:

Wireless Engineering Services sales were up $1.4 million, or 27%, from $5.1 million in third quarter 1999 to $6.5 million in third quarter 2000. This increase was due primarily to higher software and engineering consulting sales. Sales were up approximately $2.4 million or 14% from $17.0 million for the nine-month period ended September 30, 1999 to $19.4 million for the nine-month period ended September 30, 2000.

ALLEN TELECOM INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Gross profit margins for Wireless Engineering Services were 37.9% in the third quarter of 2000 (40.9% for the nine months ended September 30, 2000), as compared with 23.1% in the third quarter of 1999 (27.8% for the nine months ended September 30, 1999). This margin increase is primarily attributable to an increase in higher margin software sales, as well as the benefits from restructuring actions taken during the fourth quarter of 1999, which improved margins of the engineering product lines. In addition, the increased utilization of available engineers contributed to the higher margins.

The selling, general and administrative expenses for Wireless Engineering Services were 22.5% and 26.6% of sales for the third quarters of 2000 and 1999, respectively. The ratio of expenses to sales decreased from the third quarter of 1999 to the third quarter of 2000 due to the spreading of fixed costs on higher sales. For the nine-month period ended September 30, 2000 and 1999 the ratios of selling, general and administrative expense to sales were 20.5% and 20.3%, respectively.

Research and Development:

Research and development and new product engineering costs were flat at $6.9 million and 6.9% and 8.2% of sales in the third quarter of 2000 and 1999, respectively. The decreased rate is attributable to the fourth quarter 1999 sale of the Company’s SSI government development business, which primarily had R&D expenditures. The Company expects R&D spending to gradually increase due to development efforts on new products and continued spending on E911 Geolocation products.

Interest and Financing Expenses:

Net interest and financing costs increased from $6.1 million for the nine months ended September 30, 1999 to $6.5 million for the nine months ended September 30, 2000, and from $2.1 million in the third quarter 1999 to $2.4 million in the third quarter of 2000. The principal reasons for the increase are a higher level of outstanding borrowings, as well as higher average interest rates.

Provision for Income Taxes:

The Company’s effective tax rate was approximately 41.0% for the quarter and nine months ended September 30, 2000 as compared with approximately 37.0% for the comparable 1999 periods. The principal reason for the increase is higher income relating to the Company’s foreign operations, which are taxed at rates higher than the United States. The effective tax rate percentage for the nine months ended September 30, 2000 is in line with the Company’s current expectation for the full year.

ALLEN TELECOM INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Minority Interests:

Minority interest expense decreased from $1.2 million to $.1 million and from $.4 million to $.1 million in the nine and three months ended September 30, 1999 and 2000, respectively. This decrease is due to the acquisition in late 1999 of the remaining minority interest in one of the Company’s foreign subsidiaries.

Liquidity and Capital Resources:

As set forth in the Condensed Consolidated Statements of Cash Flows, the Company used $2.3 million of cash by operating activities for the nine months ended September 30, 2000 as compared to using $12.5 million for the comparable 1999 period. The improvement in cash flow from operations is principally due to increased income from operations. The Company used $18.4 million of cash in investing activities in the first nine months of 2000, due primarily to the payment of purchase price for the minority interests of European subsidiaries and capital expenditures, as compared to generating $12.7 million in 1999. The cash flow from investing activities in 1999 related to the sale of the Company’s discontinued emissions testing business and cash collected from the sale of a common stock investment. Cash provided by financing activities for the period ended September 30, 2000 was $20.7 million as compared with cash usage of $5.6 million for the comparable 1999 period. Such change in cash flows is primarily due to proceeds from borrowings. At September 30, 2000, the Company had available unused worldwide lines of credit in the amount of approximately $65.0 million.

As indicated above, the strong U.S. dollar relative to the Euro has negatively impacted the translated value of the Company’s European operations, whose assets and liabilities are denominated principally in Euro currencies. As can be seen in the Condensed Consolidated Statements of Stockholders’ Equity, the “Accumulated Other Comprehensive Loss” (representing the net impact on the translated net asset investment of foreign subsidiaries) has increased from $10.7 million at December 31, 1999 to $22.8 million at September 30, 2000. This decline in the translated value of the Company’s net foreign asset position, despite increased earnings, is the principal reason for the small decline in Stockholders’ Equity at September 30, 2000 as compared with December 31, 1999.

ALLEN TELECOM INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Legal Disclaimer:

Statements included in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company’s future performance and financial results are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company’s actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost, success and timetable for new product development, including specifically products for 3G, E911, and power amplification, the health and economic stability of the world and national markets, the availability of capital and financing to the wireless carriers, the uncertain timing and level of purchases of both current products and those under development for current and prospective customers of the Company’s products and services, the impact of competitive products and pricing in the Company’s market, the future utilization of the Company’s tax loss carry forwards, the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E911 geolocation requirements and spectrum availability and licensing for new wireless applications, and the cost and availability of financing for customers of the Company’s geolocation projects. Allen Telecom Inc.’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain additional details concerning these factors.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7A of its Annual Report on Form 10-K for the year ended December 31, 1999.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS
(27) Financial Data Schedule.
(b)	REPORTS ON FORM 8-K.
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allen Telecom Inc.

(Registrant)

Date:	November 13, 2000	By:	/s/ Robert A. Youdelman

Robert A. Youdelman Executive Vice President (Chief Financial Officer)

Date:	November 13, 2000	By:	/s/ James L. LePorte, III

James L. LePorte, III Vice President — Finance (Principal Accounting Officer)

EXHIBIT INDEX

ALLEN TELECOM INC.

Exhibit Number

(27)	Financial Data Schedule