Form 10-K405
period 2000-12-31
ALLEN TELECOM INC
filed 2001-03-28
CIK 3721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
                          -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               -----    -----

                          Commission file number 1-6016
                                                 ------

                               ALLEN TELECOM INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               38-0290950
-------------------------------                              -------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

25101 Chagrin Boulevard, Beachwood, Ohio                            44122
-----------------------------------------                    ------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE               216/765-5855
                                                             ------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                           WHICH REGISTERED
     -------------------                                      --------------------------
Common Stock, $1 par value                                    New York Stock Exchange
                                                              Pacific Exchange

Preferred Stock Purchase Rights                               New York Stock Exchange
                                                              Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 1, 2001, there were 28,063,701 shares of the Registrant's Common Stock outstanding, and the aggregate market value, based upon the last sale price of the Registrant's Common Stock on the Dow Jones Composite on March 1, 2001 of $14.45, of the Registrant's Common Stock held by nonaffiliates of the Registrant was $405,520,479.

               Exhibit Index is on pages 24 to 33 of this Report.

                       DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Stockholders for fiscal year ended December 31, 2000 incorporated by reference into Parts I, II and IV hereof.

Proxy Statement dated March 16, 2001 for Annual Meeting of Stockholders to be held April 27, 2001 incorporated by reference into Part III hereof.

                               ALLEN TELECOM INC.
                               ------------------

                                    FORM 10-K
                                    ---------

                  (For the fiscal year ended December 31, 2000)

                                TABLE OF CONTENTS
                                -----------------

                                                                                                                  Page
                                                                                                                  ----

PART I

   Item  1 -  Business                                                                                              3

   Item  2 -  Properties                                                                                           12

   Item  3 -  Legal Proceedings                                                                                    12

   Item  4 -  Submission of Matters to a Vote of Security Holders                                                  12

   Executive Officers of The Registrant                                                                            13

PART II

   Item  5 -  Market for Registrant's Common Equity and Related Stockholder Matters                                15

   Item  6 -  Selected Financial Data                                                                              15

   Item  7 -  Management's Discussion and Analysis of Financial Condition and Results of Operations                15

   Item 7A -  Quantitative and Qualitative Disclosures about Market Risk                                           15

   Item  8 -  Financial Statements and Supplementary Data                                                          15

   Item  9 -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 15

PART III

   Item 10 -  Directors and Executive Officers of the Registrant                                                   16

   Item 11 -  Executive Compensation                                                                               16

   Item 12 -  Security Ownership of Certain Beneficial Owners and Management                                       16

   Item 13 -  Certain Relationships and Related Transactions                                                       16

PART IV

   Item 14 -  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                     17

SIGNATURES                                                                                                         22


EXHIBIT INDEX                                                                                                      24

                               ALLEN TELECOM INC.
                               ------------------

                                    FORM 10-K
                                    ---------

                                     PART I
                                     ------

                                ITEM 1 - BUSINESS
                                -----------------

OVERVIEW

         Allen Telecom Inc. ("Allen Telecom", the "Company", or the "Registrant") was incorporated under the laws of the State of Delaware on February 3, 1969. Its predecessor was Allen Electric and Equipment Company, incorporated under the laws of the State of Michigan on July 13, 1928, which merged into the Delaware corporation on May 1, 1969. On February 28, 1997, the name of the Company was changed from The Allen Group Inc. to Allen Telecom Inc., upon the merger of its wholly owned subsidiary, Allen Telecom Group Inc. with and into the Company.

         Allen Telecom is a leading global provider of wireless infrastructure equipment and services to many of the world's largest wireless communications carriers and OEMs. Our current suite of complementary products and services consists of two segments - Wireless Communications Equipment (consisting of three product lines) and Wireless Engineering and Consulting Services, as follows:

         WIRELESS COMMUNICATIONS EQUIPMENT:

                  Base Station Subsystems and Components, including filters, duplexers, combiners, amplifiers and microwave radios;

                  Repeaters and In-Building Coverage Products, including off-air repeaters, optical repeaters, low power distributed indoor antenna solutions, tower mounted amplifiers and bi-directional boosters;

                  Base Station and Mobile Antennas, including panel, omni-directional, glass-mounted and point-to-point antennas; and

         WIRELESS ENGINEERING AND CONSULTING SERVICES, including frequency planning for microwave and other wireless networks, system design and analysis, and cell site field engineering.

         Our products and services are integral to many mobile wireless communications networks and offer solutions to enhance network capacity, coverage and performance. We provide these products and services to the growing global wireless markets for voice, data and video communications serving all major wireless standards and frequencies. We benefit from, and expect to continue to grow as a result of, the expansion and evolution of existing wireless networks as well as the build out of emerging networks, such as 3G.

         Emerging wireless technologies and networks are creating new market opportunities to expand our product and service offerings. 3G, or broadband, high capacity, third generation technology, is expected to be the next major evolution of wireless networks, and is beginning to be deployed in parts of Europe and Asia. This deployment will require large amounts of new infrastructure equipment and is creating new product opportunities. We have developed and, in certain cases, have already shipped 3G compatible products and are developing new products, such as next generation power amplifiers. We also have developed a network-based geolocation solution that enables wireless carriers to determine the location of callers. Our geolocation solution is being evaluated by a number of wireless carriers in the United States that must comply with FCC regulations requiring them to provide caller location information for wireless 911 calls commencing as early as October 2001.

         We market our products and services to many of the world's largest OEMs and wireless carriers, including Alcatel, AT&T Wireless, Lucent Technologies, Motorola, Nextel Communications, Nokia, Nortel Networks, Siemens, Sprint PCS and Verizon Wireless. We conduct operations globally with manufacturing and assembly facilities in Australia, Brazil, China, the Czech Republic, France, Germany, Italy, Mexico and the United States, and have sales and marketing offices in 19 countries. Sales made to customers located outside the

United States accounted for 58.5% of our total sales during 2000. Our total sales during 2000 were $392.6 million, generating operating income of $27.4 million.

BASE STATION SUBSYSTEMS AND COMPONENTS

         We are one of the largest suppliers of base station subsystems and components, supplying many different customized subsystems and components that are incorporated in OEM equipment for cell site installation. Our products serve all major wireless standards and frequencies, including emerging 3G networks. In November 2000, we began shipping our first 3G products to major OEMs for inclusion in their 3G network infrastructure build out. Our base station subsystems and components include:

         Filters that ensure that incoming signals are received and outgoing signals are transmitted clearly and without interference;

         Duplexers that are stationed at most cell site transreceivers to allow a single antenna to be used for the simultaneous transmission and reception of radio signals;

         Power Amplifiers that enhance the reception of weak signals or boost outgoing signals, including low noise and tower mounted amplifiers;

         Combiners that combine multiple radio frequencies for delivery to one antenna system;

         Auto-Tune Combiners that adjust automatically to changes in frequencies;

         Microwave Radios that are used primarily to provide, at selected frequencies, communication links between a base station and the network; and

         Related Products, such as equipment racks, connectors and cables.

         These products are marketed and sold primarily under the FOREM, Decibel and Telia names and accounted for $190.9 million, or 48.6%, of our total sales in 2000.

         We recently introduced next generation single and multi-carrier, highly-linear power amplifiers. Such products are usually located within base stations and amplify the power of the wireless transmission with minimal distortion and interference. These products are capable of processing multiple frequencies and are available for a number of mobile wireless standards, including 3G. We are currently working with a major OEM to design its next generation power amplifier product line.

REPEATERS AND IN-BUILDING COVERAGE PRODUCTS

         Our repeaters and in-building coverage products support both coverage and capacity enhancement for wireless communications carriers. We have completed or are currently providing turnkey, customized product applications for major projects throughout the world involving highway tunnels, subway and railway systems, airports, convention centers, and the Australian Olympic venues. Our products include:

         Repeaters that expand coverage and fill coverage gaps caused by obstructions, such as mountains, tunnels, and buildings, including high power and low power off-air repeaters and optical repeaters;

         Distributed Antenna Systems for indoor mobile wireless communications, broadcasting, high speed data links, and broadband coverage systems, including low power fiber optic and cable distributed antennas;

         Bi-Directional Boosters that amplify transmitted and received signals at the cell site; and

         Test Equipment and Analysis Software that measure and analyze radio transmission characteristics for optimization of wireless communications networks.

         These products are marketed and sold under the MIKOM, Grayson Wireless and Tekmar Sistemi names, and accounted for $78.8 million, or 20.1%, of our total sales in 2000.

BASE STATION AND MOBILE ANTENNAS

We are a leading manufacturer of base station and mobile antennas serving all major wireless standards and frequencies. We manufacture a comprehensive line of base station antennas, including:

         Omni Antennas that broadcast signals in a full 360 degree circular pattern;

         Directional and Panel Antennas that concentrate signals in a particular direction, thereby increasing capacity and coverage;

         Sectorized Array Antennas that generate multiple beams; and

         Broadband Antennas that process multiple frequency bands on a single antenna.

         We continually enhance our base station antennas to optimize current 2G networks. We also have recently developed base station antennas for 3G networks, including dual band antennas that transmit and receive RF signals simultaneously for multiple frequencies in an integrated antenna. We complement our base station antennas with customer service centers that deliver base station antennas, cable and other equipment such as mounting hardware, monitors, sensors and jumpers directly to cell sites to aid in the deployment of our base station antennas. The cable is delivered using our patented dispenser with connectors and other hardware already attached, allowing easier, faster installation.

         We also provide mobile vehicular antennas that allow two-way communications, including dual band, glass-mounted and global positioning antennas. We design and develop new vehicular antennas to address changing wireless technologies and recently introduced a series of wireless data service antennas.

         Our base station and mobile antenna products and services are marketed under the Decibel Products and Antenna Specialists names, and accounted for $97.8 million, or 24.9%, of our total sales in 2000.

GEOLOCATION PRODUCTS

         We have developed a network-based geolocation solution to provide carriers with the equipment and software to locate callers within their wireless networks. Our geolocation solution, which will be marketed and sold under the Geometrix(TM) name, is primarily based on triangulation techniques. It offers position calculations from signals received by as few as two sites, and can operate successfully in the presence of signal interference, challenging tower geometry or in areas of relatively poor signal strength. Geometrix is designed to provide E 911 geolocation systems to carriers to satisfy the FCC's requirements to locate calls within their wireless networks. Our solution serves all major mobile wireless standards, except GSM which we expect to have available in the second quarter of 2001. Our solution is a network-based software and hardware, open-architecture system that can be upgraded to be 3G compatible. Our system is designed to locate a caller, whether the caller is a subscriber, a roamer or a non-subscriber. In addition, our system was designed to accommodate a variety of location-based services, such as fleet management, concierge services, mobile commerce, wireless information directories and other location dependent services.

         We have been developing geolocation products for over four years and we believe we are well positioned to take advantage of this emerging market. We have invested approximately $20 million in the acquisition of, and research and development in, geolocation technology since 1996, including $5.5 million expended during 2000. We jointly announced with Verizon Wireless, on September 25, 2000 and December 20, 2000, the successful results of thousands of tests in two field trials of our Geometrix product.

         Wireless communications carriers recently were required to submit E 911 planning and implementation filings with the FCC. Although the filings were preliminary in nature, we were mentioned as a potential provider of E 911 geolocation products in more filings than any other potential provider. The filings submitted by Verizon Wireless and AT&T Wireless included descriptions of our Geometrix field trials conducted with them. We were the only supplier chosen by AT & T Wireless to move to a phase two trial. The phase two trial is no longer in process.

WIRELESS ENGINEERING AND CONSULTING SERVICES

         We are a leading provider of frequency planning and microwave coordination services as well as wireless network design and field engineering services. These services are provided to wireless communications carriers to assist in determining and analyzing network coverage requirements based on area topography and demographics. Our engineering expertise in spectrum sharing, microwave interconnectivity and cell system design has enabled us to obtain orders from most major domestic wireless carriers. Our spectrum sharing software is currently licensed and utilized by major operators and consultants to perform analysis in most domestic PCS markets, and our software for microwave interconnectivity is operational in Asia, Europe, North America and South America.

         Our wireless engineering and consulting services are marketed and provided under the Comsearch name and accounted for $25.1 million in sales, or 6.4%, of our total sales in 2000.

CUSTOMERS

         We sell our products and services to OEMs, wireless communications carriers and product distributors located throughout the world. The OEM market for our products consists of a relatively small number of potential customers. The wireless communications carrier market for our products, while experiencing some consolidation, is a larger and more broadly dispersed market.

         During 2000, our OEM customers accounted for 43.0% of our total sales and our wireless carrier customers and distributors accounted for 57.0% of our total sales. During 2000, Nortel Networks accounted for 15.2% of our sales and was our only customer to account for more than 10% of our total sales. Our top ten customers for 2000 were:

                 Alcatel                                  Nokia
                 AT&T Wireless                            Nortel Networks
                 Lucent Technologies                      Siemens
                 Motorola                                 Sprint PCS
                 Nextel Communications                    Tessco Technologies

         During 2000, our customers located outside the United States accounted for 58.5% of our total sales. We believe that, since many of our domestic customers incorporate our products into their products, many of which are ultimately delivered to end users located outside the United States, a higher percentage of our products is ultimately delivered to customers located outside the United States.

SALES AND MARKETING

         We dedicate a specific team of experienced and knowledgeable engineering, sales and marketing professionals to market our products directly to each OEM customer and many of our wireless communications carrier customers. Each dedicated team provides engineering and customer service support throughout and after the sales and development cycle of a specific product, thereby developing collaborative working relationships between our team and our customer's management, engineering, technical, design, purchasing and production personnel. This collaboration with multiple levels of a customer's organization, particularly during the design, qualification and early production phases, allows us to become an integral part of new product development and a logical supplier of products for our customers.

         We market and sell our products and services worldwide to wireless carriers primarily through our direct sales forces. We maintain sales offices in the following 19 countries: Argentina, Australia, Austria, Brazil, Canada, China, the Czech Republic, France, Germany, India, Italy, Mexico, Norway, Peru, Singapore, Slovakia, Switzerland, the United Kingdom and the United States. We supplement our direct sales force with a network of manufacturers' representatives. Our sales personnel are responsible for managing specified carrier accounts and specified products or groups of products in their sales territories. These sales personnel have the engineering and technical expertise to identify wireless communications carriers' needs and provide them with tailored solutions or off-the-shelf products.

         Generally, sales and earnings for wireless communications equipment tend to be slightly lower in the first fiscal quarter due to lower outdoor installations of products in the northern climates. Sales and earnings for wireless engineering and consulting services are not generally subject to significant seasonal variations.

RESEARCH AND DEVELOPMENT

         We believe that our research and development competencies are key reasons for our industry leadership position and are critical to our continued success. Because the wireless communications industry is characterized by rapidly changing technologies and evolving customer specifications and industry standards, providers of products and services to the industry must continually focus on their research and development efforts. Each of our product lines consists of highly-engineered, innovative products for our customers.

         Generally, our research and development efforts are managed and focused on a product by product basis. We have 11 research and development facilities located in the Czech Republic, France, Germany, Italy and the United States and as of December 31, 2000 we employed approximately 400 engineers and other technical personnel who are dedicated to our research and development and other engineering efforts. Our research and development and other engineering efforts generally can be characterized as follows:

         We collaborate closely with many of our customers to design and build new products or modify existing products to exacting specifications required by our customers for their network systems and solutions;

         We design and manufacture enhancements and improvements to our existing products in response to our OEM or wireless communications carrier customers' requests or feedback; and

         We independently design and build new products in anticipation of changing wireless communications technologies, evolving customer specifications and industry standards, developing market opportunities or changing market dynamics.

         As a result of our collaborative relationships with our customers, we believe we are able to compete more effectively. Collaboration with our customers allows us to:

         Reduce the costs and minimize the risks of research and development for us and our customers;

         Reduce the costs and time associated with establishing new markets for our products;

         Establish ready markets for our products that meet our customers' specifications;

         Solidify and enhance our working relationships with our customers; and

         Share the technical expertise and experience of our customers.

         In those instances where our collaborative or independent product development initiatives are unsuccessful or do not gain market acceptance, we typically are unable to recover our costs incurred in such product development. In such events, we generally bear the risk of our research and development initiatives.

         For information concerning research and development expenditures, see "Research and Development Costs", in Note 1 of Notes to Consolidated Financial Statements on page 17 of Allen Telecom's 2000 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

INTELLECTUAL PROPERTY

         We hold over 100 patents, and have several patents pending, in the United States, Canada and in certain European countries. While we consider our patents to be of significant value, we believe that our technological position depends primarily on the technical competence and the creative ability of our engineering and production staff in the areas of product design and manufacturing. None of our patents or pending patents is individually critical to our business. We also hold a number of registered trademarks to protect certain of our brand names.

         We zealously protect our patents, copyrights, trademarks, trade secrets, and other proprietary information and intellectual property. Our company policies require our key employees and any third party to whom we release proprietary information to execute confidentiality agreements.

WORKING CAPITAL

         The Company's products consist of manufactured products for which inventory levels are generally based on product demand. The Company produces sophisticated equipment that could be subject to technological obsolescence. The Company maintains and periodically revises reserves for excess inventory based on the most current information available of anticipated usage requirements. As previously indicated, a significant portion of the Company's product sales is derived from international sales, which have certain risks associated with them as described above.

         If the Company is successful in developing its E 911 geolocation business, it may be called upon to provide funding for a large equipment network or to develop a service bureau for one or more carriers. The Company believes that external financial resources should be available to support the successful development of this business.

MANUFACTURING AND RAW MATERIALS

         We believe that our core competencies of product design technology, engineering expertise, proprietary manufacturing processes and comprehensive testing permit us to consistently meet or exceed our customers' quality specifications. All of our OEM and many of our carrier customers have recognized our ability to consistently meet or exceed exacting product specifications by granting us qualified vendor status, which gives us a competitive advantage over our competitors who have not achieved that status. We maintain 15 manufacturing facilities located in Australia, Brazil, China, the Czech Republic, France, Germany, Italy, Mexico and the United States, most of which are ISO-9001 or ISO-9002 certified.

         A substantial amount of our component production is outsourced to contract manufacturers, many of whom also hold such ISO-9001 or ISO-9002 certification. Our practice of outsourcing a portion of our manufacturing needs permits us to maintain a flexible workforce and meet fluctuating customer demands and requirements.

         We generally attempt to utilize several alternative supplier sources for the raw materials, subsystems and components required for our products. For certain raw materials or components, however, we utilize a small number of suppliers and, in very few instances, a single source supplier. In these instances, we believe the risks associated with purchasing raw materials or components from a limited number of suppliers are justified by the supplier's commitment to us, which is consistent with our commitment to our customers, to provide lower pricing, more timely delivery and higher quality. We believe that, together with our contract manufacturers and planned manufacturing plant expansion, we have the capacity to meet the anticipated orders for our products.

         A significant portion of our business has been and will continue to be conducted in international markets. During 2000, sales generated from our customers located outside the United States accounted for 58.5% of our total sales. Conducting business internationally subjects us to a number of additional risks and uncertainties, including currency fluctuations, repatriation of funds, foreign laws and treaties, trade barriers, political instability, etc.

BUSINESS SEGMENTS, FOREIGN OPERATIONS AND EXPORT SALES

         Information relating to the Company's business segments, foreign and domestic operations and export sales is incorporated herein by reference to "Industry Segment and Geographic Data" in Note 8 of the Notes to Consolidated Financial Statements on page 23, and the information presented in the charts on page 28, of Allen Telecom's 2000 Annual Report to stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

COMPETITION

         The base station subsystems and components market for our products is highly competitive. In the base station subsystems and components market, we compete primarily with ADC Solitra, Allgon, COM DEV International, Filtronic and Radio Frequency Systems (owned by Alcatel).

         There is an increasing number of competitors supplying products and services to wireless communications carriers. Our primary competitors for our base station and mobile antenna products are: Allgon, Andrew Corp., Radio Frequency Systems, EMS Technologies and Kathrein. For our repeater, test and measurement equipment and in-building coverage products, our primary competitors are: Agilent Technologies, Allgon, Kathrein, LGC Wireless and Repeater Technologies. Our primary competitors for our wireless engineering and consulting services are LCC International and Wireless Facilities.

         Domestic wireless carriers are in the process of deciding whether to implement handset-based, network-based or other solutions to achieve E 911 geolocation capabilities in compliance with the FCC regulations. Companies developing products for geolocation solutions include Cambridge Positioning Systems, SnapTrack (owned by QUALCOMM), TruePosition (owned by AT&T) and U.S. Wireless. We believe that OEMs and handset manufacturers will begin to develop handset-based solutions if, and when, they are adopted by carriers. There are many factors that may affect carriers' decisions on which solution to adopt, including the magnitude of investment, timing of implementation costs, accuracy of the solutions, availability of necessary products and changes in FCC regulations. We believe that some mix of solutions will be adopted on a national basis as some carriers will implement network-based solutions while others will adopt handset-based or other solutions.

         We believe that we are currently one of the top three competitors in the markets for our base station subsystems and components, repeaters and in-building products, and base station antennas, and are a leading competitor in the markets for our wireless engineering and consulting services and mobile antennas. Some of our competitors have substantially greater financial, marketing and other resources and better name recognition than we do. We believe the principal factors that allow us to compete effectively in our marketplace include:

         Our ability to manufacture high volume, quality products in a timely manner;

         The strength of existing customer relationships;

         Proximity to existing and potential customers of our sales force, product development and manufacturing facilities;

         Low cost production and competitive pricing;

         Our strong reputation and well-recognized brands;

         Accountability and customer service;

         Financial resources;

         Management expertise; and

         Expertise in existing and emerging technologies.

         In addition to these factors, we believe that our ability to develop and manufacture our E 911 geolocation products in-house provides us with a competitive advantage over many of our competitors.

BACKLOG

         The approximate order backlog as of December 31, 2000 and 1999 are as follows (amounts in thousands):

                                                                                         2000           1999
                                                                                         ----           ----

         Wireless Communications Equipment                                           $106,900        $83,600

         Wireless Engineering and Consulting Services                                   4,400          1,300
                                                                                     --------        -------

         Backlog (all expected to be filled within one year)                         $111,300        $84,900
                                                                                     ========        =======

Included in backlog are all purchase orders and contracts for products and services with requested delivery dates within one year. Generally, purchase orders are subject to cancellation at the request of the customer. Cancelled orders are, in some instances, subject to cancellation or restocking charges payable to the Company.

GOVERNMENT REGULATION

         Certain of our wireless communications products must conform to a variety of domestic, foreign and international regulatory specifications established to, among other things, maintain public safety, avoid interference among users of radio frequencies and permit interconnection of equipment. Regulatory bodies worldwide have adopted and are adopting or revising standards for wireless communications products, which standards may change from time to time. The emergence or evolution of regulations and industry standards for wireless products, through official standards committees or widespread use by operators, could require us to modify our products.

         Our business depends on the availability of radio frequencies to wireless carriers for use in the operation of two-way wireless communications systems. Radio frequencies are subject to extensive regulation under the laws of the United States, foreign laws and international treaties. Each country has different regulations and regulatory processes for wireless communications equipment and uses of radio frequencies. The regulatory environment in which our customers operate is subject to significant change, the results and timing of which are uncertain. The process of establishing new regulations for wireless frequencies and allocating such frequencies to wireless communications carriers is complex and lengthy. For example, in many countries, including the United States, it may take years before 3G wireless communications will be available to the public because of the need to determine what frequencies to use for the service; clear the necessary spectrum of its current users, if necessary; establish regulations for this new wireless service; auction the spectrum or otherwise determine the frequency licensees and build out the necessary infrastructure. Our customers and potential customers may not be able to obtain spectrum licenses for their planned uses of our equipment. Failure by the regulatory authorities to allocate suitable, sufficient radio frequencies for such uses in a timely manner could deter potential customers from ordering our products and seriously harm our business.

         Unlike calls placed from landline telephones in the United States, calls for emergency assistance from wireless phones are not currently traceable to specific locations. In response to this public safety issue, the FCC issued a series of orders requiring that carriers implement a system to locate callers as early as October 2001. The rules specify that network-based solutions must cover either one half of such carrier's coverage area or one half of such carrier's subscribers commencing the later of October 1, 2001 or six months after the local public safety answering point has requested the service, and the entire coverage area or all subscribers by October 1, 2002 or within 18 months of a request by a local public safety answering point, whichever is later. Carriers choosing handset-based systems must begin marketing handsets commencing October 1, 2001 and may activate only handsets that are geolocation-capable after December 31, 2002. Handset-electing carriers will further be required to have reached 95% penetration of all handsets with geolocation capability by December 31, 2005. Carriers must choose between satisfying the FCC's requirements under a handset-based approach or a network-based approach or petition the FCC for a waiver allowing an extension of the implementation deadline for a hybrid or different approach. We offer a network-based system for locating cellular phone users making 911 calls. Many carriers, however, have indicated to the FCC that they will adopt handset-based solutions. Some carriers are seeking delays in the FCC's implementation of these requirements and the FCC has granted a waiver to one carrier allowing a hybrid approach and delaying such carrier's implementation requirements. Our sales of this product will be affected by any changes in the FCC's E 911 rollout or other requirements, by the decisions of wireless communications carriers to use network-based, handset-based, or other E 911 systems and the timing of requests made by local public safety answering points.

         The Company is subject to federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and financial liability to the Company. Additional information regarding environmental issues is incorporated herein to reference to the last paragraph of Note 5, "Commitments and Contingencies", of the Notes to Consolidated Financial Statements on page 20 of Allen Telecom's 2000 Annual Report to stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

EMPLOYEES

         As of December 31, 2000, we had approximately 2,500 employees. We believe our future success will depend on our continued ability to attract, retain, integrate and motivate qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppage in any of our existing businesses. We place a high value on maintaining a rewarding work environment for our employees, who we believe are a key factor in our success. We consider our relationship with our employees to be good.

                               ITEM 2 - PROPERTIES
                               -------------------

         As of December 31, 2000, our continuing operations were conducted in 52 facilities in nine states in the United States and 18 foreign countries. Our product development, manufacturing and distribution facilities for our Wireless Communications Equipment segment occupy approximately 1,040,000 square feet of which approximately 815,000 square feet are rented under operating leases. Our principal manufacturing and service facilities for the Wireless Communications Equipment segment are located in Australia, Brazil, China, the Czech Republic, France, Germany, Italy, Mexico, Nevada, Ohio, Texas and Virginia. Our Wireless Engineering and Consulting Services segment leases approximately 64,000 square feet in Virginia.

         All machinery, plants, warehouses and office spaces are in good condition and are reasonably suited and adequate for the purposes for which they are presently used. We are currently adding manufacturing capacity and have opened new plants in China in the first quarter of 2001 and expect to open a new plant in Germany in the second quarter of 2001.

                           ITEM 3 - LEGAL PROCEEDINGS
                           --------------------------

         The information required by this Item is incorporated herein by reference to the fourth paragraph of Note 5, "Commitments and Contingencies," on page 20 of the Notes to Consolidated Financial Statements of Allen Telecom's 2000 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

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

ROBERT G. PAUL - President and Chief Executive Officer; age 59.

         Mr. Paul has been President and Chief Executive Officer of the Company since February 1991 and has served as a director since March 1980. He was President and Chief Operating Officer of the Company from December 1989 to February 1991, Senior Vice President - Finance from April 1987 to December 1989, Vice President-Finance from January 1987 to April 1987 and a Vice President from 1974 to January 1987. He also was President of the Antenna Specialists Company (a division of the Company) from 1978 to June 1990. Mr. Paul joined the Company in 1970 as an Assistant to the President and also served as Assistant Treasurer from 1970 to 1972. He was elected Treasurer in 1972 and Vice President and Treasurer of the Company in 1974. Mr. Paul was appointed Vice President-Finance and Administration of the Antenna Specialists Company division in 1976, its Vice President-Operations in 1977 and its President in 1978, while continuing as a Vice President of the Company. Mr. Paul is also a Director of Rogers Corporation.

ROBERT A. YOUDELMAN - Executive Vice President, Chief Financial Officer and Assistant Secretary; age 59.

         Mr. Youdelman joined the Company in 1977 as Director of Taxes and was elected Vice President-Taxation in February 1980. In December 1989, he was elected Senior Vice President-Finance, Chief Financial Officer and Assistant Secretary of the Company and was promoted to Executive Vice President in February 1997. Mr. Youdelman is an attorney.

PETER G. DEVILLIERS - Vice President; age 47.

         Mr. deVilliers joined the Company in July 1992 upon the acquisition by the Company of Alliance Telecommunications Corporation ("Alliance"), Dallas, Texas, where he served as Vice President-Marketing and Sales from March 1991 to June 1993. Mr. deVilliers served as Vice President-Strategic Planning for a subsidiary of the Company upon the merger of Alliance into the subsidiary in June 1993 until February 1997. In February 1997, he was elected Vice President of the Company.

JAMES L. LEPORTE, III - Vice President - Finance; age 46.

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

LAURA C. MEAGHER - Secretary and General Counsel; age 41.

         Ms. Meagher joined the Company in 1999 as Corporate Counsel and was elected Secretary and General Counsel in September 1999. Prior to joining Allen Telecom, Ms. Meagher was an attorney with the law firm of Benesch, Friedlander, Coplan & Aronoff LLP, Cleveland, Ohio, from September 1989 to August 1999. Ms. Meagher is an attorney.

ROGER L. SCHROEDER- Treasurer and Assistant Secretary; age 47.

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

                                     PART II
                                     -------

 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
 ------------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to the last paragraph of Note 2, "Financing," of the Notes to Consolidated Financial Statements on page 18, and to "Exchange Listings," "Dividends Declared On Common Stock" and "Stockholders" on the inside back cover of the Registrant's 2000 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

                        ITEM 6 - SELECTED FINANCIAL DATA
                        --------------------------------

         The information required by this Item is incorporated herein by reference to "Five Year Summary of Operations" on page 36, and to "Dividends Declared on Common Stock" on the inside back cover, of the Registrant's 2000 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

    ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    ------------------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

         The information required by this Item is incorporated herein by reference to "Safe Harbor Cautionary Statement" on the front inside cover and to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 to 35 of the Registrant's 2000 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

      ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      --------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to pages 34 and 35 of the Registrant's 2000 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------

         The information required by this Item is incorporated herein by reference to the Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity on pages 12 to 15, the Notes to Consolidated Financial Statements on pages 16 to 26, and to the "Report of Independent Accountants" on page 27, of the Registrant's 2000 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ---------------------------------------------------------
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                       -----------------------------------

         The information required by this item is incorporated herein by reference to Allen Telecom's Current Report on Form 8-K dated September 28, 1999 reporting the engagement of Deloitte & Touche LLP as the Company's worldwide independent accountants, and the dismissal of PricewaterhouseCoopers LLP as the Company's principal accountants.

                                    PART III
                                    --------

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

         The information required by this Item relating to the Company's executive officers is included on page 9 hereof under "EXECUTIVE OFFICERS OF THE REGISTRANT" and is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Employment, Termination of Employment and Change of Control Arrangements" on pages 14 to 16 of the Registrant's definitive proxy statement dated March 16, 2001 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934. Other information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Information Regarding Nominees" on pages 1 to 3, and to "Compliance with Section 16(a) of the Securities Exchange Act" on page 25, Registrant's definitive proxy statement dated March 16, 2001 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                        ITEM 11 - EXECUTIVE COMPENSATION
                        --------------------------------

         The information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS - Compensation of Directors" on pages 4 to 5, and to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT" on pages 6 to 23, of the Registrant's definitive proxy statement dated March 16, 2001 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    ------------------------------------------------------------------------

         The information required by this Item is incorporated herein by reference to "STOCK OWNERSHIP" on pages 18 to 20 of the Registrant's definitive proxy statement dated March 16, 2001 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

         The information required by this Item is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT - Transactions with Executive Officers and Directors" on pages 17 and 18 of the Registrant's definitive proxy statement dated March 16, 2001 and filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

                                    PART IV
                                    -------

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   --------------------------------------------------------------------------

(a)(1)      FINANCIAL STATEMENTS OF THE REGISTRANT
            --------------------------------------

     The Consolidated Financial Statements of the Registrant listed below, together with the Report of Independent Accountants, dated February 22, 2001 is incorporated herein by reference to pages 12 to 27 of the Registrant's 2000 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Annual Report.

            Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Balance Sheets as of December 31, 2000 and 1999

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

            Notes to Consolidated Financial Statements

            Independent Accountants' Report

   (2)      FINANCIAL STATEMENT SCHEDULES
            -----------------------------

     The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14(a)(1) above:

            FINANCIAL STATEMENT SCHEDULES OF THE REGISTRANT
            -----------------------------------------------

            Reports of Independent Accountants, on pages 19 and 20 of this Form 10-K Annual Report, relating to the financial statement schedule

            Valuation and Qualifying Accounts Schedule, on page 21 of this Form 10-K Annual Report

     Schedules other than the schedule listed above are omitted because they are not required, are not applicable or are included elsewhere in the Notes to Consolidated Financial Statement.

     (3)    EXHIBITS*
            ---------

     The information required by this Item relating to Exhibits to this Annual Report is included in the Exhibit Index on pages 24 to 33 hereof.

(b)  REPORTS ON FORM 8-K
     -------------------

     None.


--------

*A copy of any of the Exhibits to this Annual Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.

LEGAL DISCLAIMER
----------------

Statements included in this Annual Report, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost, success and timetable for new product development and production, including specifically products for emerging 3G networks, E 911 geolocation and power amplifiers, the health and economic stability of the world and national financial and telecommunication markets, the market success and availability of capital and financing to the wireless carriers, the uncertain timing and level of purchases of both current products and those under development for current and prospective customers of the Company's products and services, the impact of competitive products and pricing in the Company's markets, the future utilization of the Company's tax loss carryforwards, the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E 911 geolocation requirements in the U.S. markets and spectrum availability and licensing for new wireless applications, the cost and availability of financing for customers of the Company's geolocation products, the collectability of notes and accounts receivable, and whether and when backlog will be converted to customer sales. Allen Telecom Inc.'s Quarterly Reports on Form 10-Q contain additional details concerning these factors.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and
Stockholders of Allen Telecom Inc.

We have audited the consolidated financial statements of Allen Telecom Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999 and for the years then ended, and have issued our report thereon dated February 22, 2001; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Allen Telecom Inc. for the years ended December 31, 2000 and 1999, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules for the years ended December 31, 2000 and 1999, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
February 22, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------

To the Board of Directors and
Stockholders of Allen Telecom Inc.

Our report on the consolidated statement of operations, of stockholders' equity, and of cash flows listed in the index appearing under Item 14(a)(1) on page 17 present fairly, in all material respects, the results of operations and cash flows of Allen Telecom Inc. and its subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 1998 listed in the index appearing under Item 14(a)(2) on page 17 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which, require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio

Cleveland, Ohio
February 16, 1999, except as to paragraph five of Note 9 as originally presented in the financial statements for the year ended December 31, 1998, which is as of March 1, 1999

                               ALLEN TELECOM INC.
                               ------------------
                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  ---------------------------------------------
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                   -------------------------------------------
                             (AMOUNTS IN THOUSANDS)
                             ----------------------

                                                                    Additions
                                          Balance     ------------------------------------                            Balance
                                            At             Charged to          Charged         Deductions             at End
                                        Beginning          Costs and          to Other            from                  Of
               Description              of Period          Expenses           Accounts          Reserves              Period
-----------------------------------   -------------   ----------------    ----------------     --------------    -----------------
Allowance for doubtful accounts
   2000                                   $  2,537            2,603                 -               401   (1)         $  4,739
                                          ========        =========          ========           =======               ========
   1999                                   $  3,189              513                 -             1,165   (1)         $  2,537
                                          ========       ==========          ========           =======               ========
   1998                                   $  1,934            1,170                 -               (85)  (1)         $  3,189
                                          ========        =========          ========           ========              ========


Inventory reserves:
   2000                                    $20,722            7,507                 -            14,265   (2)          $13,964
                                           =======        =========          ========           =======                =======
   1999                                    $15,440           14,562                 -             9,280   (2)          $20,722
                                           =======         ========          ========           =======                =======
   1998                                   $  7,607           14,718                 -             6,885   (2)          $15,440
                                          ========         ========          ========           =======                =======


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

                             ALLEN TELECOM INC.
                             ------------------
                               (Registrant)



                             By: /s/ Robert A. Youdelman
                                 --------------------------
                                 Robert A. Youdelman
                                 Executive Vice President
                                 Chief Financial Officer and Assistant Secretary

Date:   March 28, 2001
        ---------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert G. Paul                                                                      March 28, 2001
-----------------------------------------------------------
   Robert G. Paul, President, Chief Executive
   Officer and Director  (Principal Executive Officer)


/s/ Robert A. Youdelman                                                                 March 28, 2001
-------------------------------------------------------------
   Robert A. Youdelman, Executive Vice President
   Chief Financial Officer (Principal Financial Officer)


/s/ James L. LePorte                                                                    March 28, 2001
-------------------------------------------------------------
   James L. LePorte, Vice President-Finance
   (Principal Accounting Officer)


/s/ Philip W. Colburn                                                                   March 28, 2001
-------------------------------------------------------------
   Philip W. Colburn, Chairman of the Board
   and Director

/s/ J. Chisholm Lyons                                                                   March 28, 2001
-------------------------------------------------------------
   J. Chisholm Lyons, Vice Chairman of the Board
   and Director

/s/ John F. McNiff                                                                      March 28, 2001
-------------------------------------------------------------
   John F. McNiff, Director

/s/ Charles W. Robinson                                                                 March 28, 2001
-------------------------------------------------------------
   Charles W. Robinson, Director

/s/ Martyn F. Roetter                                                                   March 28, 2001
-------------------------------------------------------------
   Martyn F. Roetter, Director

/s/ Gary B. Smith                                                                       March 28, 2001
-------------------------------------------------------------
   Gary B. Smith, Director

/s/ Kathleen M. H. Wallman                                                              March 28, 2001
-------------------------------------------------------------
   Kathleen M. H. Wallman, Director

                                  EXHIBIT INDEX
                                  -------------

Exhibit Numbers                                                                                      Pages
---------------                                                                                      -----

     (3)    Certificate of Incorporation and By Laws -

             (a)  Second Restated Certificate of Incorporation (filed as Exhibit
                  Number 4(a) to Registrant's Registration Statement on
                  Form S-8, Registration No. 333-51739, filed on May 4, 1998
                  (Commission file number 1-6016) and incorporated herein by
                  reference)...................................................................          -

             (b)  Certificate of Designation, Preferences and Rights of Series C
                  Junior Participating Preferred Stock (filed as Exhibit Number
                  4(c) to Registrant's Registration Statement on Form S-8
                  Registration No. 333-51739, filed on May 4, 1998 (Commission
                  file number 1-6016) and incorporated herein by reference.....................          -

             (c)  By-Laws, as amended through February 16, 1999, filed as Exhibit
                  Number 3(c) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1998 (Commission file number 1-6016
                  and incorporated herein by reference)........................................          -

     (4)    Instruments defining the rights of security holders -

             (a)  Rights Agreement, dated as of January 20, 1998, between the
                  Registrant and Harris Trust Company of New York, as Rights
                  Agent (filed as Exhibit Number 4.1 to Registrant's Form 8-K
                  Registration Statement on Form 8-A, filed on January 9, 1998
                  (Commission file number 1-6016) and incorporated herein by
                  reference) ..................................................................          -

             (b)  Credit Agreement, dated as of December 31, 1998, among the
                  Registrant, the Banks signatories thereto, NBD Bank, as
                  Documentation Agent, and Key Bank National Association, as
                  Swing Line Lender, Syndication Agent and Administrative Agent
                  filed as Exhibit 4(b) to Registrant's Form 10-K Annual Report
                  for the fiscal year ended December 31, 1998 (Commission file
                  number 1-6016 and incorporated herein by reference)..........................          -

             (c)  Amendment dated as of July 30, 1999 to the Credit Agreement dated as of December 31, 1998 among Registrant, the Banks
                  signatories thereto, NBD Bank, as Documentation Agent, and
                  Key Bank National Association, as Swing Line Lender, Syndication
                  Agent and Administrative Agent (filed as Exhibit 4(c) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1999 (Commission File Number 1-6016) and incorporated herein
                  by reference)................................................................          -

             (d)  Amendment No. 2, dated as of April 19, 2000, to Credit
                  Agreement dated as of December 31, 1998 among the Registrant, the Banks signatories thereto, NBD Bank, as Documentation
                  Agent, and Key Bank National Association, as Swing Line
                  Lender, Syndication Agent and Administrative Agent filed as
                  Exhibit 10(a) to Registrant's Form

                  10-Q Quarterly Report for the quarter ended March 31, 2000 (Com-
                  mission file number 1-6016 and incorporated herein by
                  reference....................................................................          -

             (e)  Amendment No. 3, dated as of November 15, 2000 to Credit Agreement dated as of December 31, 1998 among the Registrant, the Banks signatories thereto, NBD Bank, as Documentation Agent, and Key Bank
                  National Association, as Swing Line Lender, Syndication Agent and
                  Administrative Agent.........................................................         34

             (f)  Note Purchase Agreement, dated as of November 1, 1997, among the Registrant and the insurance companies signatories thereto
                  (filed as Exhibit Number 4(c) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1997 (Commission
                  file number 1-6-16) and incorporated herein by reference)....................          -

                  Additional information concerning Registrant's long-term debt is set forth in Note 2, "Financing," of the Notes to Consolidated Financial Statements on page 17 of Registrant's
                  2000 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report. Other than the Credit Agreement and Note Purchase Agreement referred to above, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal amount in excess of 10% of the consolidated assets of Registrant and its subsidiaries; therefore, in accordance with paragraph (iii) of
                  Item 4 of Item 601(b) of Regulation S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby agrees to furnish a copy of any such other instrument to the Securities and Exchange
                  Commission upon request.

     (10)    Material contracts (Other than Exhibit 10(a), all of the exhibits listed as material contracts hereunder are management contracts or compensatory plans or arrangements required to be filed as
             exhibits to this Report pursuant to Item 14(c) of this Report.)...................          -

             (a)  Allen Telecom Inc. 1982 Stock Plan, as amended through
                  November 3, 1987 (filed as Exhibit Number 10(c) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1987 (Commission file number 1-6016) and incorporated
                  herein by reference) ........................................................          -

             (b)  Amendment, dated as of December 4, 1990, to the Allen Telecom
                  Inc. 1982 Stock Plan, as amended (filed as Exhibit Number
                  10(d) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016)
                  and incorporated herein by reference) .......................................          -

             (c)  Amendment, dated as of June 14, 1995, to        the Allen Telecom Inc.
                  1982 Stock Plan, as amended (filed as Exhibit Number 10.1 to
                  Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 1995 (Commission file number 1-6016) and
                  incorporated herein by reference) ...........................................          -

             (d)  Amendment, dated as of February 28, 1997, to the Allen Telecom Inc.

                  1982 Stock Plan, as amended (filed as Exhibit Number 10(e) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1996 (Commission file number 1-6016) and
                  incorporated herein by reference)............................................          -

             (e)  Amendment, dated as of April 28, 2000, to the Allen Telecom Inc.
                  1982 Stock Plan, as amended (filed as Exhibit Number 10(a) to
                  Registrant's Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000 (Commission file number 1-6016) and incorporated
                  herein by reference).........................................................          -

             (f)  Form of Restricted Stock Agreement pursuant to the Allen Telecom
                  Inc. 1982 Stock Plan, as amended (filed as Exhibit Number 10(e)
                  to Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1990 (Commission file number 1-6016) and
                  incorporated herein by reference)............................................          -

             (g)  Allen Telecom Inc. 1992 Stock Plan, as amended and restated as of May 1, 1998 (filed as Exhibit Number 4(e) to Registrant's
                  Registration Statement on Form S-8, Registration No. 333-51739,
                  filed on May 4, 1998 (Commission file number 1-6016) and
                  incorporated herein by reference)............................................          -

             (h)  Form of Restricted Stock Agreement pursuant to Allen Telecom
                  Inc. 1992 Stock Plan (Salary Increase Deferral), dated April
                  28, 1992, entered into by the Registrant with certain
                  executive and divisional officers (filed as Exhibit Number
                  10(g) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016)
                  and incorporated herein by reference)........................................          -

             (i)  Form of Restricted Stock Agreement pursuant to Allen Telecom Inc.
                  1992 Stock Plan (Salary Increase Deferral), dated November 30,
                  1993, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(g) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1993 (Commission file number 1-6016) and incorporated herein
                  by reference)................................................................          -

             (j)  Amendment to Restricted Stock Agreements pursuant to 1992 Stock
                  Plan (Salary Increase Deferral), dated February 22, 1995 (filed as
                  Exhibit Number 10(l) to Registrant's Form 10-K Annual Report for
                  the fiscal year ended December 31, 1994 (Commission file number
                  1-6016) and incorporated herein by reference) ...............................          -

             (k)  Amendment to Restricted Stock Agreements pursuant to 1992 Stock
                  Plan (Salary Increase Deferral), dated April 25, 1997 (filed as Exhibit
                  Number 10 to Registrant's Form 10-Q Quarterly Report for the
                  quarter ended March  31, 1997 (Commission file number 1-6016)
                  and incorporated herein by reference)........................................          -

             (l)  Amendment to 1992 Restricted Stock Agreements pursuant to 1992
                  Stock Plan (Salary Increase Deferral), dated February 17, 1998
                  (filed as Exhibit Number 10(q) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1997

                  (Commission file number 1-6016) and incorporated herein reference)...........          -

             (m)  Form of Restricted Stock Agreement pursuant to Allen Telecom Inc.
                  1992 Stock Plan (Salary Increase Deferral), dated January 12,
                  1999, entered into by the Registrant with certain executive and divisional officers filed as Exhibit Number 10(l) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1998 (Commission file number 1-6016) and incorporated herein
                  by reference.................................................................          -

             (n)  Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on September 12, 1989 (filed as Exhibit
                  Number 10(e) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1989 (Commission file number 1-6016)
                  and incorporated herein by reference) .......................................          -

             (o)  Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on February 19, 1997 (filed as Exhibit
                  Number 10(q) to Registrant's Form 10-K Annual Report for the
                  Fiscal year ended December 31, 1996 (Commission filed number
                  1-6016) and incorporated herein by reference)................................          -

             (p)  Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                  (filed as Exhibit A to Registrant's Proxy Statement dated March 17,
                  1994 (Commission file number 1-6016) and incorporated herein by
                  reference) ..................................................................          -

             (q)  First Amendment, dated as of February 28, 1997, to the Allen
                  Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                  (filed as Exhibit Number 10(s) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1996
                  (Commission file number 1-6016) and incorporated herein by reference)........          -

             (r)  Second amendment, dated as of February 17, 1998, to the Allen
                  Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                  (filed as Exhibit Number 10(r) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1997
                  (Commission file number 1-6016) and incorporated herein by reference)..........          -

             (s)  Form of Non-Qualified Option to Purchase Stock pursuant to the
                  Allen Telecom Inc. 1994 Non-Employee Directors Stock Option
                  Plan (filed as Exhibit Number 10(o) to Registrant's Form 10-K
                  Annual Report for the fiscal year ended December 31, 1994
                  (Commission file number 1-6016) and incorporated herein by reference)........          -

             (t)  Allen Telecom Inc. Amended and Restated Key Management
                  Deferred Bonus Plan (incorporating all amendments through
                  February 27, 1992) (filed as Exhibit Number 10(i) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1992 (Commission file number 1-6016) and incorporated herein
                  by reference)................................................................          -

             (u)  Amendment, dated as of February 28, 1997, to the Allen Telecom
                  Inc. Amended and Restated Key Management Deferred Bonus
                  Plan (filed as Exhibit Number 10(v) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1996 (Commission
                  file number 1-6016) and incorporated herein by reference)....................          -

             (v)  Form of Restricted Stock Agreement pursuant to the Allen Telecom
                  Inc. 1992 Stock Plan and Key Management Deferred Bonus Plan
                  (filed as Exhibit Number 10(j) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1992 (Commission
                  file number 1-6016) and incorporated herein by reference)....................          -

             (w)  Form of Severance Agreement, dated as of September 8, 1999, entered into by the Registrant with certain executive
                  officers, officers and division presidents (filed as Exhibit
                  Number 10(v) to Registrant's Form 10-K Annual Report for the
                  fiscal year ended December 31, 1999 (Commission file number
                  1-6016) and incorporated herein by reference) ...............................          -

             (x)  Allen Telecom Inc. Master Discretionary Severance Pay Plan,
                  effective January 1, 1993 (filed as Exhibit Number 10(t) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1994 (Commission file number 1-6016) and
                  incorporated herein by reference)............................................          -

             (y)  First Amendment, dated as of February 28, 1997, to the Allen
                  Telecom Inc. Master Discretionary Severance Pay Plan (filed as Exhibit Number 10(aa) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1996 (Commission
                  file number 1-6016) and incorporated herein by reference)....................          -

             (z)  Allen Telecom Inc. Key Employee Severance Policy adopted by the Registrant on November 3, 1987 (filed as Exhibit Number
                  10(h) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number
                  1-6016) and incorporated herein by reference)................................          -

             (aa) Amendment, dated May 14, 1991, to the Allen Telecom Inc. Key
                  Employee Severance Policy adopted by the Registrant on
                  November 3, 1987 (filed as Exhibit Number 10(n) to
                  Registrant's Form 1-K Annual Report for the fiscal year ended
                  December 31, 1992 (Commission file number 1-6016) and
                  incorporated herein by reference)............................................          -

             (bb) Amendment No. 2, dated February 22, 1996, to the Allen
                  Telecom Inc. Key Employee Severance Policy (filed as
                  Exhibit Number 10(x) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1995
                  (Commission file number 1-6016) and incorporated herein by reference)........          -

             (cc) Amendment No. 3, dated as of September 12, 1996, to the
                  Allen Telecom Inc. Key Employee Severance Policy (filed as
                  Exhibit Number 10 to Registrant's Form 10-Q Quarterly Report
                  for the quarter ended September 30, 1996 (Commission file
                  Number 1-6016) and incorporated herein by reference).........................          -

             (dd) Amendment No. 4, dated as of February 28, 1997, to the Allen
                  Telecom Inc. Key Employee Severance Policy (filed as Exhibit
                  Number 10(ff) to Registrant's Form 10-K Annual Report for the
                  fiscal year ended December 31, 1996 (Commission file number
                  1-6016) and incorporated herein by reference)................................          -

             (ee) Amendment No. 5, dated as of February 24, 2000, to the Allen
                  Telecom Inc. Key Employee Severance Policy (filed as Exhibit
                  Number 10(b) to Registrant's Form 10-Q Quarterly Report for
                  the quarter ended March 31, 2000 (Commission file number
                  1-6016) and incorporated herein by reference.................................          -

             (ff) Employment Agreement, dated June 28, 1998, between the
                  Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(m) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1988 (Commission file number 1-6016) and
                  incorporated herein by reference)............................................          -

             (gg) Amendment, dated as of February 27, 1992, of Employment
                  Agreement, dated June 28, 1988, between the Registrant and
                  Philip Wm. Colburn (filed as Exhibit Number 10(p) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1992 (Commission file number 1-6016) and incorporated herein by
                  reference)...................................................................          -

             (hh) Amendment, dated as of February 26, 1991, of Employment
                  Agreement, dated June 28, 1998, between the Registrant and
                  Philip Wm. Colburn (filed as Exhibit Number 10(n) to Registrant's
                  Form 10-K Annual Report for the fiscal year ended December 31,
                  1990 (Commission file number 1-6016) and incorporated herein by reference)...          -

             (ii) Amendment and Restated Post Employment Consulting Agreement,
                  dated as of December 20, 1990, between the Registrant and Philip
                  Wm. Colburn (filed as Exhibit Number 10(o) to Registrant's Form
                  10-K Annual Report for the fiscal year ended December 31, 1990
                  (Commission file number 1-6016) and incorporated herein by reference)........          -

             (jj) First Amendment to Amended and Restated Post Employment
                  Consulting Agreement, dated as of February 19, 1997, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number
                  10(kk) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016)
                  and incorporated herein by reference)........................................          -

             (kk) Amended and Restated Supplemental Pension Benefit Agreement,
                  dated as of December 20, 1990, between the Registrant and
                  Philip Wm. Colburn (filed as Exhibit Number 10(p) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1990 (Commission file number 1-6016) and
                  incorporated herein by reference)............................................          -

             (ll) Amendment, dated as of August 1, 1997, of Amended and Restated
                  Supplemental Pension Benefit Agreement, dated as of December
                  20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(pp) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated herein
                  by reference.................................................................          -

             (mm) Split Dollar Insurance Agreement, dated as of July 1, 1991, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number
                  10(u) to Registrant's Form 10-`K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and
                  incorporated herein by reference)............................................          -

             (nn) Change in Control Agreement dated as of September 8, 1999, between the Registrant and Philip Wm. Colburn (filed as
                  Exhibit Number 10(ll) to Registrant's Form 10-K Annual Report
                  for the fiscal year ended December 31, 1999 (Commission file
                  number 1-6016) and incorporated herein by reference).........................          -

             (oo) Supplemental Pension Benefit Agreement, dated as of December 6,
                  1983, between the Registrant and J. Chisholm Lyons (filed as Exhibit
                  Number 10 (r) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1983 (Commission file number 1-6016)
                  and incorporated herein by reference)........................................          -

             (pp)  Amendment, dated as of December 20, 1990, of Supplemental
                   Pension Benefit Agreement, dated as of December 6, 1983,
                   between the Registrant and J. Chisholm Lyons (filed as
                   Exhibit Number 10(s) to Registrant's Form 10-K Annual Report
                   for the fiscal year ended December 31, 1990 (Commission file
                   number 1-6016) and incorporated herein by reference)........................          -

             (qq)  Amendment, dated as of August 1, 1997 of Supplemental Pension
                   Benefit Agreement, dated as of December 6, 1983 between the
                   Registrant and J. Chisholm Lyons (filed as Exhibit No. 10(uu)
                   to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number
                   1-6016) and incorporated hereby reference...................................          -

             (rr) Post Employment Consulting Agreement, dated as of September
                  12, 1989, between the Registrant and J. Chisholm Lyons (filed as Exhibit Number 10(s) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1989 (Commission file number 1-6016) and incorporated herein by
                  reference)...................................................................          -

             (ss) Amendment, dated as of December 20, 1990, of Post Employ- ment
                  Consulting Agreement, dated as of September 12, 1989 between the Registrant and J. Chisholm Lyons (filed as Exhibit Number
                  10(u) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission
                  file number 1-6016) and incorporated herein by reference)....................          -

             (tt) Change in Control Agreement dated as of September 8, 1999 between the Registrant and J. Chisholm Lyons (filed as Exhibit
                  Number 10(rr) to Registrant's Form 10-K Annual Report for the
                  fiscal year ended December 31, 1999 (Commission file number
                  1-6016) and incorporated herein by reference)................................          -

            (uu)  Employment Agreement, dated June 25, 1991, between the
                  Registrant and Robert G. Paul (filed as Exhibit Number 10(x)
                  to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (Commission file number 1-6016) and incorporated
                  herein by reference).........................................................          -

             (vv) Supplemental Target Pension Benefit Agreement, dated as of
                  January 1, 1996, between the Registrant and Robert G. Paul
                  (filed as Exhibit Number (kk) to Registrant's Form 10-K Annual
                  Report for the fiscal year ended December 31, 1995 (Commission
                  file number 1-6016) and incorporated herein by reference)....................          -

             (ww) Amendment, dated as of August 1, 1997, of Supplemental Target
                  Pension Benefit Agreement, dated as of January 1, 1996,
                  between the Registrant and Robert G. Paul (filed as Exhibit
                  Number 10(zz) to Registrant's Form 10-K Annual Report for the
                  fiscal year ended December 31, 1997 (Commission file number
                  1-6016) and incorporated herein by reference)................................          -

             (xx) Form of Split Dollar Insurance Agreement, dated as of November
                  1, 1991, entered into by the registrant with certain executive and divisional officers (filed as Exhibit Number 10(bb) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1992 (Commission file number 1-6016) and incorporated
                  herein by reference).........................................................          -

             (yy) Allen Telecom Inc. Deferred Compensation Plan, effective
                  December 1, 1995 (filed as Exhibit Number 10(mm) to
                  Registrant's Form 10-K Annual Report for the fiscal year ended
                  December 31, 1995 (Commission file number 1-6016) and incorporated herein
                  by reference)................................................................          -

             (zz) First Amendment to the Allen Telecom Inc. Deferred
                  Compensation Plan dated as of February 28, 1997 (filed as
                  Exhibit Number 10(ww) to Registrant's Form 10-K Annual Report
                  for the fiscal year ended December 31, 1996 (Commission
                  file number 1-6016) and incorporated herein by reference)....................          -

             (aaa) Allen Telecom Inc. Restoration Plan, effective January 1, 1996
                   (filed as Exhibit Number 10(nn) to Registrant's Form 10-K
                   Annual Report for the fiscal year ended December 31, 1995
                   (Commission file number 1-6016) and incorporated herein by
                   reference)..................................................................          -

             (bbb) First Amendment to the Allen Telecom Inc. Restoration Plan,
                   dated as of February 28, 1997 (filed as Exhibit Number 10(yy)
                   to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and
                   incorporated herein by reference)...........................................          -

             (ccc) Comsearch Division Supplemental Savings Plan, effective
                   January 1, 1995 (filed as Exhibit Number 10(oo) to Registrant's
                   Form 10-K Annual Report for the fiscal year ended December 31,
                   1995 (Commission file number 1-6016) and incorporated herein
                   by reference)...............................................................          -

             (ddd) First Amendment to the Comsearch Division Supplemental
                   Savings Plan, dated as of February 28, 1997 (filed as Exhibit
                   Number 10(aaa) to Registrant's Form 10-K Annual Report for
                   the fiscal year ended December 31, 1996 (Commission file
                   number 1-6016) and incorporated herein by reference)........................          -

             (eee) Amendment No. 2 to Comsearch Division Supplemental Savings
                   Plan, effective as of January 1, 2000 (filed as Exhibit Number 10(ccc)
                   to Registrant's Form 10-K Annual Report for the fiscal year ended
                   December 31, 1999 (Commission file number 1-6016) and
                   incorporated herein by reference)...........................................          -

           (fff)   Form of Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit
                   Number 10(pp) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1995 (Commission file number
                   1-6016) and incorporated herein by reference)...............................          -

           (ggg)   Form of Amendment, dated as of August 1, 1997, of
                   Supplemental Target Pension Benefit Agreement, dated as of
                   January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number
                   10(kkk) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1997 (Commission file number
                   1-6016) and incorporated herein by reference)...............................          -

           (hhh)   Allen Telecom Inc. Executive Benefit Plan, as amended and
                   restated effective October 15, 1997 (filed as Exhibit Number 10(jjj) to
                   Registrant's Form 10-K Annual Report for the fiscal year ended
                   December 31, 1997 (Commission file number 1-6016) and incor-
                   porated herein by reference)................................................          -

            (iii)   Allen Telecom Inc. Executive Benefit Plan, as amended and
                   restated effective June 16, 1999............................................          -

     (13)   2000 Annual Report to Stockholders*................................................          46

     (21)   Subsidiaries of the Registrant.....................................................          86

     (23)   Consent of Independent Accountants.................................................          88

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