Form 10-Q
period 2001-03-31
ALLEN TELECOM INC
filed 2001-05-14
CIK 3721

FORM 10-Q

PART I – FINANCIAL INFORMATION
ALLEN TELECOM INC. ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
SIGNATURES
EXHIBIT INDEX ALLEN TELECOM INC.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

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

Yes    X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class of Common Stock	Outstanding at April 30, 2001

Par value $1.00 per share	28,085,489

ALLEN TELECOM INC.

		Page
		No.

PART I.	FINANCIAL INFORMATION:

	ITEM 1 – Financial Statements:

	Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000	5

	Condensed Consolidated Statements of Stockholders’ Equity – Three Months Ended March 31, 2001 and 2000	6

	Notes to the Condensed Consolidated Financial Statements	7-10

	ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

	ITEM 3 — Quantitative and Qualitative Disclosures About Market Risks	16

PART II.	OTHER INFORMATION:

	ITEM 6 – Exhibits and Reports on Form 8-K	16

	Signatures	17

	Exhibit Index	18

ALLEN TELECOM INC.
PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	March 31,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and equivalents	$18,509	$10,539

Accounts receivable (less allowance for doubtful accounts of $4,409 and $4,739, respectively)	97,863	93,815

Inventories:

Raw materials	74,607	56,366

Work in process	34,561	25,674

Finished goods	33,499	19,600

Total inventories (net of reserves)	142,667	101,640

Deferred income taxes	3,583	3,820

Other current assets	14,434	7,311

Total current assets	277,056	217,125

Property, plant and equipment, net	42,501	41,279

Excess of cost over net assets of businesses acquired	126,817	129,190

Deferred income taxes	45,661	44,295

Other assets	35,504	41,133

TOTAL ASSETS	$527,539	$473,022

LIABILITIES

Current Liabilities:

Notes payable and current maturities of long-term obligations	$13,256	$3,796

Accounts payable	78,686	45,181

Accrued expenses	23,687	26,305

Income taxes payable	8,261	3,922

Deferred income taxes	8,023	5,290

Total current liabilities	131,913	84,494

Long-term debt	136,779	134,639

Deferred income taxes	4,570	9,168

Other liabilities	10,323	9,740

TOTAL LIABILITIES	283,585	238,041

STOCKHOLDERS’ EQUITY

Common stock	30,193	30,092

Paid-in capital	184,724	184,066

Retained earnings	73,936	69,067

Accumulated other comprehensive loss	(27,663)	(31,948)

Less: Treasury stock (at cost)	(15,748)	(14,730)

Unearned compensation	(1,488)	(1,566)

TOTAL STOCKHOLDERS’ EQUITY	243,954	234,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527,539	$473,022

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Sales (Note 5)	$108,543	$88,859

Cost of sales (Notes 2 & 5)	(78,639)	(63,477)

Gross profit	29,904	25,382

Operating expenses:

Selling, general and administrative expenses (Note 2)	(14,365)	(14,343)

Research and development and product engineering costs	(6,900)	(6,186)

Amortization of goodwill	(1,980)	(1,918)

Operating income	6,659	2,935

Interest expense	(2,916)	(2,471)

Interest income	321	510

Income before taxes and minority interests	4,064	974

Provision for income taxes	(1,585)	(391)

Income before minority interests	2,479	583

Minority interests	(42)	(13)

INCOME FROM CONTINUING OPERATIONS	2,437	570

Discontinued emissions testing operations - gain on sale (net of income taxes) (Note 3)	—	1,300

NET INCOME	$2,437	$1,870

EARNINGS PER COMMON SHARE, Basic and Diluted:

Continuing operations	$.09	$.02

Discontinued operations – gain on sale	—	.05

Net income	$.09	$.07

Weighted average common shares outstanding:

Basic	27,930	27,780

Assumed exercise of stock options	420	340

Diluted	28,350	28,120

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

CASH FLOW FROM OPERATIONS:

Income from continuing operations	$2,437	$570

Adjustments to reconcile income to operating cash flow:

Depreciation	3,753	3,639

Amortization of goodwill	1,980	1,918

Amortization of capitalized software	668	575

Other amortization	78	80

Non-cash loss on write-down of assets	—	393

Changes in operating assets and liabilities:

Receivables	(4,998)	7,500

Inventories	(31,197)	(5,075)

Accounts payable and accrued expenses	17,088	2,975

Income tax payable	1,413	(1,340)

Other, net	(1,275)	1,093

CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(10,053)	12,328

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(3,859)	(3,041)

Capitalized software product costs	(890)	(340)

Sales and retirements of fixed assets	5,808	(92)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,059	(3,473)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of borrowings	(5,748)	(3,616)

Acquisition of treasury shares	(1,111)	—

Collection on installment note receivable	1,000	1,000

Treasury stock sold to employee benefit plan	196	123

Exercise of stock options	657	35

CASH USED BY FINANCING ACTIVITIES	(5,006)	(2,458)

NET CASH (USED) PROVIDED	(14,000)	6,397

Effect of foreign currency exchange rate changes on cash	1,539	(844)

Net cash flow from change in year-end of subsidiaries (Note 1)	20,431	—

Cash and equivalents at beginning of year	10,539	22,085

CASH AND EQUIVALENTS AT END OF PERIOD	$18,509	$27,638

Supplemental cash flow data:

Cash paid during the period for:

Interest	$1,837	$1,369

Income taxes	1,706	1,763

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

						Accumulated
						Other
		Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Unearned
	Total	Stock	Capital	Income (Loss)	Earnings	Income (Loss)	Stock	Compensation

For the three months ended March 31, 2001:

Beginning Balance, January 1, 2001	$234,981	$30,092	$184,066		$69,067	$(31,948)	$(14,730)	$(1,566)

Comprehensive income:

Net income	2,437			$2,437	2,437

Net income from change in fiscal year-end of subsidiaries (Note 1)	2,432				2,432

Other comprehensive income:

Foreign currency translation adjustments	4,285			4,285		4,285

Comprehensive income				$6,722

Treasury stock reissued	195						93

Acquisition of treasury shares	(1,111)		102				(1,111)

Exercise of stock options	657	101	556

Amortization of unearned compensation	78							78

Ending Balance, March 31, 2001	$243,954	$30,193	$184,724		$73,936	$(27,663)	$(15,748)	$(1,488)

For the three months ended March 31, 2000:

Beginning Balance, January 1, 2000	$240,912	$30,010	$181,335		$57,014	$(10,685)	$(14,978)	$(1,784)

Comprehensive income (loss):

Net income	1,870			$1,870	1,870

Other comprehensive loss:

Foreign currency translation adjustments	(6,611)			(6,611)		(6,611)

Comprehensive loss				$(4,741)

Treasury stock reissued	205		82

Exercise of stock options	35	7	28				123

Amortization of unearned compensation	80							80

Ending Balance, March 31, 2000	$236,491	$30,017	$181,445		$58,884	$(17,296)	$(14,855)	$(1,704)

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Significant Accounting Policies:

General

In the opinion of the management of Allen Telecom Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and the consolidated results of its operations, cash flows and changes in stockholders’ equity for the periods ended March 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 2000 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Consolidation Policy

The Company’s consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated. To facilitate preparation of financial statements, the Company’s principal European operations, for periods on a prior to December 31, 2000, were included in the consolidated financial statements on a two-month delayed basis.

Effective January 1, 2001, such European operations changed their fiscal year-end from October 31 to December 31, consistent with the balance of the Company’s operations. The results of operations (net income of $2,432,000) for these European subsidiaries for the period November and December 2000, were recorded directly to retained earnings in the first quarter of 2001 and the results of operations for the period January 1, 2001 through March 31, 2001 were included in first quarter 2001 reported results of operations.

Cash flow of such European operations for the two month period November and December 2000 is summarized as follows (amounts in millions):

Net income from operations	$2.4

Increase in inventories	(8.7)

Decrease in receivables	3.2

Increase in accounts payable	14.1

Decrease in taxes payable	(6.1)

Net increase in fixed assets	(1.2)

Borrowings	16.1

Other	.6

Increase in cash and equivalents	$20.4

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

2.	Special Charges:

In the fourth quarter 1999, the Company announced the restructuring of certain operations. In the first quarter 2000, the Company incurred incremental pretax charges of $1,678,000, or $.04 per basic and diluted share after related income tax effect in connection with such restructuring. These charges were not accruable at December 31, 1999. Of this pretax charge, $960,000 was recorded in cost of sales and $718,000 in selling, general and administrative expenses. Of the charge, $393,000 relates to a non-cash write-off of capital assets and $1,285,000 were cash related charges.

The following is a summary of the activity for exit costs incurred (amounts in thousands).

	Severance	Sale of Building
	Accrual	and Equipment	Other

Accrual balance at December 31, 2000	$219	$1,549	$317

Charged against accrual	(41)	(1,300)	(28)

Balance March 31, 2001	$178	$249	$289

The term of severance is based on years of service or determined by contractual obligation, and is payable over a period of time. Severance will be paid out in its entirety by October 31, 2001.

3.	Discontinued Operations:

The gain on sale from discontinued operations in the first quarter of 2000 represents income from previously contingent purchase price consideration earned on the sale of the Company’s former automotive emissions testing business sold in the first quarter of 1999. This gain is net of related income taxes in the amount of $700,000.

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

4.	Segment Disclosures:

The following table shows sales to external customers, results of operations and asset positions for the Company’s two operating segments (amounts in thousands):

	Three Months Ended
	March 31,

	2001	2000

Sales to external customers:

Wireless communications equipment:

Base station subsystems and components	$59,423	$43,274

Repeater and in-building coverage products	22,820	19,467

Base station and mobile antennas	20,520	20,118

Total wireless communications equipment	102,763	82,859

Wireless engineering and consulting services	5,780	6,000

Total sales	$108,543	$88,859

Results of operations:

Wireless communications equipment	$10,262	$5,680

Wireless engineering and consulting services	158	885

	10,420	6,565

Goodwill amortization	(1,980)	(1,918)

General corporate expenses	(1,781)	(1,712)

Operating income	$6,659	$2,935

	As of
	March 31, 2001	December 31, 2000

Segment Assets:

Wireless communications equipment	$314,722	$261,227

Wireless engineering and consulting services	14,600	13,676

	329,322	274,903

Goodwill	126,817	129,190

Deferred income taxes	49,244	48,115

Other general corporate assets	22,156	20,814

Total Assets	$527,539	$473,022

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

5.	Impact of New Accounting Pronouncements:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in June 1998 which is now effective. Accordingly, the Company has adopted the provisions of the standard on January 1, 2001. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit foreign currency exchange rate risk on receivables and to offset the impact of currency rate changes with regard to certain intercompany payables and foreign denominated purchase obligations. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the Company’s results of operations or financial position for the period ended March 31, 2001.

In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs. Accordingly, prior year amounts have been reclassified to conform to the 2001 presentation. The previously reported amounts for each of sales and cost of sales for the three months ended March 31, 2000 have been increased $903,000 to conform with the current presentation. These reclassifications had no net impact on previously reported results of operations or stockholders’ equity.

6.	Reclassifications:

Certain prior year balances have been reclassified to conform to the current year presentation.

7.	Subsequent Event:

On January 23, 2001, the Company announced that it had entered into a non-binding letter of intent, subject to certain conditions, to acquire Smith Woolley Telecoms (“SWT”), a division of Smith Woolley Chartered Surveyors located in England. The Company and SWT have allowed their letter of intent to lapse on the expiration date, April 30, 2001, principally due to the stock market volatility and the inability to finalize acquisition terms acceptable to both parties.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

We design, manufacture, and market wireless communications infrastructure equipment and provide wireless engineering and consulting services for the global wireless communications markets. Our products and services improve the capacity, coverage and performance of wireless networks, including emerging 3G networks. As part of our commitment to our customers’ evolving needs, we have also developed new products for E 911 geolocation and other emerging wireless equipment markets such as next generation power amplifiers. Our products and services serve all major wireless standards and frequencies.

Results of Operations

Summary:

We reported net income from continuing operations of $2.4 million ($.09 per common share) for the first quarter 2001, as compared with $0.6 million ($.02 per common share) for the first quarter 2000. Total sales increased 22% from $88.9 million in the first quarter 2000 to $108.5 million in the first quarter 2001.

The strong U.S. dollar relative to the Euro negatively impacted reported sales and pretax income of European operations in the first quarter of 2001 as compared to the first quarter of 2000. As a result of exchange differences, reported sales and pretax income in the three months ended March 31, 2001 were $4.0 million and $0.6 million lower, respectively, as compared with the corresponding prior year period, assuming the exchange rates stayed the same.

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

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Wireless Communications Equipment:

Wireless communications equipment sales were up 24% from $82.9 million in first quarter 2000 to $102.8 million in the first quarter 2001. Sales increased across all product lines with base station subsystems and components showing the largest increase of 37% from $43.3 million to $59.4 million for the three months ended March 31, 2000 and 2001, respectively. For the same time period, sales of repeaters and in-building coverage products and base station and mobile antennas were up 17% and 2%, respectively. Geographically, sales were up in all parts of the world with the exception of the Asian region. Sales were up 21% in North America, 72% in South America and 26% in Europe. Sales were down 27% in the Asian region, primarily due to a decrease in sales in Australia relating to the completion of the in-building coverage system for the 2000 summer Olympics.

Sales By Product Line

($ Millions)	1Q 2001	1Q 2000

Base station subsystems and components	$59.4	$43.3

Repeater and in-building coverage products	22.8	19.5

Base station and mobile antennas	20.6	20.1

Total Wireless Communications Equipment	$102.8	$82.9

Backlog for this segment increased 22% from $106.9 million at December 31, 2000 to $130.2 million at March 31, 2001.

Gross profit margins were 27.4% in the first quarter of 2001, as compared with 29.3% (excluding the aforementioned incremental restructuring costs) in the first quarter of 2000. The lower gross profit margins in 2001 were due to a change in product mix, with less sales coming from the higher margin test and measurement products and more sales coming from certain lower margin combiner products.

Selling, general and administrative expenses were $11.0 million, or 10.7% of sales, and $10.5 million, or 12.7% of sales (excluding the aforementioned incremental restructuring costs), for the first quarters of 2001 and 2000, respectively. Spending as a percentage of sales is lower due to the spreading of fixed costs on higher sales.

Total assets for the wireless communications equipment segment increased 20% from $261.2 million at December 31, 2000 to $314.7 million at March 31, 2001. This increase is primarily due to an increase in inventory for the base station subsystems and components product line, due to the significant planned increase in production based on preliminary discussions with OEM customers and their anticipated orders. The OEMs have dramatically changed their outlook in early 2001. We have

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

initiated plans to reduce this inventory to amounts more in line with revised near term sales projections. We believe this could take six to nine months based on current sales projections. This is also the reason for the increase in accounts payable. While we have initiated plans to reduce the level of inventory, there are certain risks inherent in such inventory including the potential for increased obsolescence. We believe there is no need, at present, for significant increases in our reserves for obsolescence; however, such factors as technological obsolescence, dependency on customer orders and the effectiveness of our action plans may require reassessment in the future. We will continue to monitor this aspect closely.

Wireless Engineering and Consulting Services:

Wireless engineering and consulting services sales were down slightly from $6.0 million in first quarter 2000 to $5.8 million in first quarter 2001. Backlog was down $0.7 million from year-end 2000 to $3.7 million. Gross profit margins for this segment were 30.6% in the first quarter 2001, as compared with 37.7% in the first quarter 2000. This decrease in margins is primarily attributable to lower software sales, which contribute higher margins than other products and services. Selling, general and administrative expenses increased to 27.8% of sales for the first quarter of 2001 compared to 23.0% for the first quarter of 2000. This higher ratio was primarily due to one time expenses related to the now terminated letter of intent to acquire Smith Woolley. (See Note 7 of the Notes to Condensed Consolidated Financial Statements.)

Research and Development:

Research and development and product engineering costs were 6.4% and 7.0% of sales in the first quarter of 2001 and 2000, respectively. The decreased rate of spending as a percentage of sales is attributable to the increase in sales in the current quarter. We believe that product development costs will remain fairly consistent in dollars throughout the year.

Interest and Financing Expenses:

Net interest and financing costs increased to $2.6 million from $2.0 million for the three months ended March 31, 2001 and 2000, respectively. The higher interest expense is due principally to higher debt levels to finance working capital requirements offset, in part, by lower interest rates.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Provision for Income Taxes:

Our effective income tax rate was 39.0% and 40.1% for the quarters ended March 31, 2001 and 2000, respectively. The principal reason for the decrease is due to lower statutory tax rates for our major German subsidiary and the forecasted increase in income in other lower tax jurisdictions. The first quarter 2001 tax rate is in line with our current expectation for the full year 2001.

Liquidity and Capital Resources:

As set forth in the Condensed Consolidated Statements of Cash Flows, we used $10.1 million of cash in operations for the three months ended March 31, 2001 as compared to a cash generation of $12.3 million for the comparable 2000 period. This decline in cash flow is due primarily to the aforementioned increase in inventory. We generated $1.0 million of cash from investing activities in the first quarter 2001, due primarily to the sale of idle facilities, as compared to using $3.5 million in the first quarter 2000. Cash used by financing activities for the three months ended March 31, 2001 and March 31, 2000 was $5.0 million and $2.5 million, respectively. At March 31, 2001, we had available unused worldwide lines of credit of $63.0 million.

As described in Note 1, we changed the fiscal year-end of certain of our foreign subsidiaries effective January 1, 2001. The Condensed Consolidated Statements of Cash Flows for 2001 now includes these operations for the three month period ended March 31, 2001. The net cash flow for the two month period ended December 31, 2000 is shown separately in the Statements of Cash Flows. Note 1 of the Notes to Condensed Consolidated Financial Statements includes summarized information for the components of this $20.4 million increase in cash.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Continued)

Legal Disclaimer:

Statements included in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company’s future performance and financial results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company’s actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost, success and timetable for new product development, including specifically products for 3G, E 911 and power amplification, the health and economic stability of the world and national markets, the availability of capital and financing to the wireless carriers, the uncertain timing and level of purchases of both current products and those under development for current and prospective customers of the Company’s products and services, the effective realization of inventory and other working capital assets to cash, the collectability of receivables, the impact of competitive products and pricing in the Company’s markets, the future utilization of the Company’s tax loss carry forwards, the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E 911 geolocation requirements in the U.S. markets and spectrum availability and licensing for new wireless applications, and the cost and availability of financing for customers of the Company’s geolocation projects. Allen Telecom Inc.’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain additional details concerning these factors.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2000.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      (10) Material Contracts.

(b) Reports on Form 8-K

      Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allen Telecom Inc.

(Registrant)

Date: May 14, 2001	By: /s/ Robert A. Youdelman

Robert A. Youdelman Executive Vice President (Chief Financial Officer)

Date: May 14, 2001	By: /s/ James L. LePorte, III

James L. LePorte, III Vice President Finance (Principal Accounting Officer)

EXHIBIT INDEX
ALLEN TELECOM INC.

Exhibit Number

(10)	Amended and restated, Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan, filed as exhibit A in the Registrant’s Proxy Statement dated March 16, 2001 (commission file number 1-6016) and incorporated herein by reference.