Form 10-Q
period 2001-06-30
ALLEN TELECOM INC
filed 2001-08-14
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Outstanding at
Class of Common Stock	August 1, 2001

Par value $1.00 per share	28,117,115

ALLEN TELECOM INC.

Page
No.

PART I. FINANCIAL INFORMATION:

ITEM 1 – Financial Statements:

Condensed Consolidated Balance Sheets -

June 30, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Income -

Three and Six Months Ended June 30, 2001 and 2000	4

Condensed Consolidated Statements of Cash Flows -

Six Months Ended June 30, 2001 and 2000	5

Condensed Consolidated Statements of Stockholders’

Equity – Six Months Ended June 30, 2001 and 2000	6

Notes to the Condensed Consolidated Financial Statements	7-11

ITEM 2 - Management’s Discussion and Analysis of Financial Condition

and Results of Operations	12-17

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risks	18

PART II. OTHER INFORMATION:

ITEM 4 – Submission of Matters to a Vote of Security Holders	18-19

ITEM 6 – Exhibits and Reports on Form 8-K	19

Signatures	20

Exhibit Index	21

ALLEN TELECOM INC.
PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and equivalents	$7,599	$10,539

Accounts receivable (less allowance for doubtful accounts of $2,994 and $4,739, respectively)	107,463	93,815

Inventories: Raw materials	69,550	56,366

Work in process	32,382	25,674

Finished goods	38,106	19,600

Total inventories (net of reserves)	140,038	101,640

Deferred income taxes	3,264	3,820

Other current assets	8,616	7,311

Total current assets	266,980	217,125

Property, plant and equipment, net	40,783	41,279

Goodwill	124,793	129,190

Deferred income taxes	47,671	44,295

Other assets	37,436	41,133

TOTAL ASSETS	$517,663	$473,022

LIABILITIES

Current Liabilities:

Notes payable and current maturities of long-term obligations	$10,358	$3,796

Accounts payable	57,144	45,181

Accrued expenses	24,848	26,305

Income taxes payable	6,507	3,922

Deferred income taxes	8,314	5,290

Total current liabilities	107,171	84,494

Long-term debt	153,987	134,639

Deferred income taxes	5,570	9,168

Other liabilities	10,286	9,740

TOTAL LIABILITIES	277,014	238,041

STOCKHOLDERS’ EQUITY

Common stock	30,210	30,092

Paid-in capital	184,959	184,066

Retained earnings	74,782	69,067

Accumulated other comprehensive loss	(32,327)	(31,948)

Less: Treasury stock (at cost)	(15,564)	(14,730)

Unearned compensation	(1,411)	(1,566)

TOTAL STOCKHOLDERS’ EQUITY	240,649	234,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$517,663	$473,022

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

SALES (Note 5)	$105,094	$89,175	$213,637	$178,034

Cost of sales (Notes 2 and 5)	(77,983)	(61,591)	(156,622)	(125,068)

Gross profit	27,111	27,584	57,015	52,966

Operating expenses:

Selling, general and administrative expenses (Note 2)	(13,988)	(13,137)	(28,353)	(27,480)

Research and development and product engineering costs	(7,170)	(6,381)	(14,070)	(12,567)

Amortization of goodwill	(1,987)	(1,943)	(3,967)	(3,861)

Operating income	3,966	6,123	10,625	9,058

Interest expense	(2,702)	(2,625)	(5,618)	(5,096)

Interest income	192	417	513	927

Income before taxes and minority interest	1,456	3,915	5,520	4,889

Provision for income taxes	(565)	(1,634)	(2,150)	(2,025)

Income before minority interest	891	2,281	3,370	2,864

Minority interest	(45)	(39)	(87)	(52)

INCOME FROM CONTINUING OPERATIONS	846	2,242	3,283	2,812

Discontinued emissions testing operations - gain on sale (Note 3)	—	—	—	1,300

NET INCOME	$846	$2,242	$3,283	$4,112

EARNINGS PER COMMON SHARE,

basic and diluted:

Continuing operations	$.03	$.08	$.12	$.10

Discontinued operations – gain on sale	—	—	—	.05

Net income	$.03	$.08	$.12	$.15

Weighted average common shares outstanding:

Basic	27,980	27,800	27,950	27,790

Assumed exercise of stock options	240	400	330	370

Diluted	28,220	28,200	28,280	28,160

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOW FROM OPERATIONS:

Income from continuing operations	$3,283	$2,812

Adjustments to reconcile income to operating cash flow:

Depreciation	7,680	6,947

Amortization of goodwill	3,967	3,861

Amortization of capitalized software	1,321	1,512

Other amortization	155	150

Non-cash loss on write-down of assets	—	393

Changes in operating assets and liabilities:

Receivables	(16,991)	3,702

Inventories	(31,162)	(15,888)

Accounts payable and accrued expenses	(1,809)	5,857

Income tax payable	6,116	(1,406)

Other, net	(5,333)	(3,767)

CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(32,773)	4,173

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in telecommunications subsidiaries	—	(6,172)

Capital expenditures	(6,858)	(5,055)

Capitalized software product costs	(1,384)	(1,658)

Sales and retirements of fixed assets	5,867	706

CASH USED BY INVESTING ACTIVITIES	(2,375)	(12,179)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings	4,556	8,455

Proceeds from sale and leaseback transaction	4,884	—

Acquisition of treasury shares	(1,111)	—

Collection on installment note receivable	1,000	1,000

Treasury stock sold to employee benefit plan	481	407

Exercise of stock options	807	133

CASH PROVIDED BY FINANCING ACTIVITIES	10,617	9,995

NET CASH (USED) PROVIDED	(24,531)	1,989

Effect of foreign currency exchange rate changes on cash	1,160	(1,686)

Net cash flow from change in year-end of subsidiaries (Note 1)	20,431	—

Cash and equivalents at beginning of year	10,539	22,085

CASH AND EQUIVALENTS AT END OF PERIOD	$7,599	$22,388

Supplemental cash flow data:

Cash paid (received) during the period for:

Interest	$5,161	$4,999

Income taxes	(302)	4,098

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

						Accumulated
						Other
		Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Unearned
	Total	Stock	Capital	Income (Loss)	Earnings	Loss	Stock	Compensation

For the six months ended June 30, 2001:

Beginning Balance, January 1, 2001	$234,981	$30,092	$184,066		$69,067	$(31,948)	$(14,730)	$(1,566)

Net income from change in fiscal year-end of subsidiaries (Note 1)	2,432				2,432

Comprehensive income (loss):

Net income	3,283			$3,283	3,283

Other comprehensive loss:

Foreign currency translation adjustments	(379)			(379)		(379)

Comprehensive income				$2,904

Treasury stock reissued	481						277

Acquisition of treasury shares	(1,111)		204				(1,111)

Exercise of stock options	807	118	689

Amortization of unearned compensation	155							155

Ending Balance, June 30, 2001	$240,649	$30,210	$184,959		$74,782	$(32,327)	$(15,564)	$(1,411)

For the six months ended June 30, 2000:

Beginning Balance, January 1, 2000	$240,912	$30,010	$181,335		$57,014	$(10,685)	$(14,978)	$(1,784)

Comprehensive income (loss):

Net income	4,112			$4,112	4,112

Other comprehensive loss:

Foreign currency translation adjustments	(13,168)			(13,168)		(13,168)

Comprehensive loss				$(9,056)

Treasury stock reissued	406		168				238

Exercise of stock options	133	23	110				(88)

Restricted stock, net	(89)	(7)	(118)					124

Amortization of unearned compensation	150							150

Ending Balance, June 30, 2000	$232,456	$30,026	$181,495		$61,126	$(23,853)	$(14,828)	$(1,510)

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Significant Accounting Policies:

General

In the opinion of the management of Allen Telecom Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the consolidated results of its operations, cash flows and changes in stockholders’ equity for the periods ended June 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 2000 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Consolidation Policy

The Company’s consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated. To facilitate preparation of financial statements, the Company’s principal European operations, for periods on or prior to December 31, 2000, were included in the consolidated financial statements on a two-month delayed basis.

Effective January 1, 2001, such European operations changed their fiscal year-end from October 31 to December 31, consistent with the balance of the Company’s operations. The results of operations (net income of $2,432,000) for these European subsidiaries for the period November and December 2000, were recorded directly to retained earnings in the first quarter of 2001 and the results of operations for the period January 1, 2001 through June 30, 2001 were included in the 2001 reported results of operations.

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

The following is a summary of the activity for exit costs incurred (amounts in thousands).

	Severance	Sale of Building
	Accrual	and Equipment	Other

Accrual balance at December 31, 2000	$219	$1,549	$317

Charged against accrual	(127)	(1,300)	(97)

Accrual adjustment credited to income	—	(77)	—

Balance June 30, 2001	$92	$172	$220

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

The following table shows sales to external customers, results of operations and asset positions for the Company’s two operating segments (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Sales to external customers:

Wireless communications equipment:

Base station subsystems and components	$54,610	$42,012	$114,033	$85,286

Repeater and in-building coverage products	20,635	18,702	43,455	38,169

Base station and mobile antennas	23,169	21,583	43,689	41,701

Total wireless communications equipment	98,414	82,297	201,177	165,156

Wireless engineering and consulting services	6,680	6,878	12,460	12,878

Total sales	$105,094	$89,175	$213,637	$178,034

Results of operations:

Wireless communications equipment	$6,533	$7,790	$16,795	$13,470

Wireless engineering and consulting services	1,336	2,012	1,494	2,897

	7,869	9,802	18,289	16,367

Goodwill amortization	(1,987)	(1,943)	(3,967)	(3,861)

General corporate expenses	(1,916)	(1,736)	(3,697)	(3,448)

Operating income	$3,966	$6,123	$10,625	$9,058

	As of

	June 30, 2001	December 31, 2000

Segment Assets:

Wireless communications equipment	$302,878	$261,227

Wireless engineering and consulting services	15,939	13,676

	318,817	274,903

Goodwill	124,793	129,190

Deferred income taxes	50,935	48,115

Other general corporate assets	23,118	20,814

Total Assets	$517,663	$473,022

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

5.	Impact of New Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in June 1998 which is now effective. Accordingly, the Company has adopted the provisions of the standard on January 1, 2001. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit foreign currency exchange rate risk on receivables and to offset the impact of currency rate changes with regard to certain intercompany payables and foreign denominated purchase obligations. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the Company’s results of operations or financial position for the periods ended June 30, 2001.

In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. Accordingly, prior year amounts have been reclassified to conform to the 2001 presentation. The previously reported amounts for each of sales and cost of sales for the three and six months ended June 30, 2000 have been increased $735,000 and $1,638,000, respectively, to conform with the current presentation. These reclassifications had no net impact on previously reported results of operations or stockholders’ equity.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, goodwill and certain intangible assets acquired will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, with appropriate write-downs, if necessary. The Company is required to implement SFAS No. 141 on July 1, 2001.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined, in all cases, the impact that this statement will have on its consolidated financial position or results of operations. Earnings per common share for each of the first and second quarters

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

5.	Impact of New Accounting Pronouncements (continued):

of 2001 and 2000 would have increased by approximately $.07 per share, (or approximately $.28 per share annually based on approximately 28,000,000 common shares outstanding), excluding the amortization of goodwill, which will be eliminated in 2002 when the new Standards go into effect.

6.	Sale and Leaseback Transaction:

In the second quarter of 2001, the company entered into a sale and leaseback agreement for one of its European facilities. In connection with the sale, the Company received net proceeds of $4,884,000, after a lease deposit payment of $512,000. This transaction was accounted for as a financing, wherein the land and building (which will continue to be depreciated) remain on the books. A financing obligation has been recorded in the amount of $5,125,000 representing gross proceeds received (included in “Notes payable and current maturities of long-term obligations” and “Long-term debt”). The terms of the lease call for thirty-one equal quarterly payments (including the related interest portion) of $169,000 from September 1, 2001 through June 2009 with a purchase option of $512,000 at the termination of the lease.

7.	Reclassifications:

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

Results of Operations

Summary:

We reported net income from continuing operations of $.8 million ($.03 per common share) for the second quarter 2001, as compared with net income of $2.2 million ($.08 per common share) for the second quarter 2000. Net income from continuing operations for the six-month period ended June 30, 2001 was $3.3 million ($.12 per common share) as compared to $3.8 million ($.14 per common share) in the comparable period of 2000, excluding the restructuring charge in the first quarter of 2000 of $.04 per common share. This charge in the first quarter of 2000 was related to the restructuring of certain operations, the closing of a manufacturing facility and other items.

Total sales for the Company increased 18% from $89.2 million in the second quarter 2000 to $105.1 million in the second quarter 2001. Sales for the six-month period ended June 30, 2001 increased 20% to $213.6 million as compared to $178.0 million in the same six-month period of 2000.

The strong U.S. dollar relative to the Euro negatively impacted reported sales and pretax income of our European operations in the second quarter of 2001 as compared to the second quarter of 2000. As a result of currency exchange differences, reported sales and pretax income for the three months ended June 30, 2001 were $3.5 million and $0.5 million lower, respectively, as compared with the corresponding prior year period, assuming the exchange rates stayed the same. For the six months ended June 30, 2001, the reported sales and pretax income were $7.5 million and $1.0 million lower, respectively, than the comparable 2000 period.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Summary (continued):

Incremental pretax restructuring charges of approximately $1.7 million (or $.04 per basic and diluted share after related income tax effect) are included in the results of operations for the six months ended June 30, 2000. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional information concerning such special items.

Wireless Communications Equipment:

Wireless Communications Equipment sales increased 20%, from $82.3 million in second quarter 2000 to $98.4 million in the second quarter 2001. Sales of Wireless Communications Equipment increased across all product lines with base station subsystems and components showing the largest increase (30%) to $54.6 million from $42.0 million for the three months ended June 30, 2001, as compared with the comparable 2000 period. Second quarter 2001 sales of repeaters and in-building coverage products and base station and mobile antennas increased 10% and 7%, respectively, as compared with the comparable 2000 periods. Geographically, sales improved from the second quarter 2000 to the second quarter of 2001 in all parts of the world with the exception of North America. Sales in this region were lower principally due to capital spending constraints by the carriers and reduced demand from one OEM customer. Sales in Europe, Latin America and Asia increased 54%, 65% and 51%, respectively, primarily due to strong demand for wireless communications equipment in these regions.

Sales increased 22% from $165.2 million for the six months ended June 30, 2000 to $201.2 million for the six months ended June 30, 2001. Sales increased across all product lines and in all regions with the exception of North America.

Sales by product line were as follows:

Sales By Product Line			Year to Date	Year to Date

($ Millions)	2Q 2001	2Q 2000	2Q 2001	2Q 2000

Base station subsystems and components	$54.6	$42.0	$114.0	$85.3

Repeater and in-building coverage products	20.6	18.7	43.5	38.2

Base station and mobile antennas	23.2	21.6	43.7	41.7

Total Wireless Communications Equipment	$98.4	$82.3	$201.2	$165.2

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Backlog for this Segment decreased 17% from $130.2 million at March 31, 2001 to $107.9 million at June 30, 2001 principally due to a reduction in orders for our base station subsystems and components product line.

Gross profit margins were 24.9% in the second quarter of 2001 (26.2% for the six months ended June 30, 2001), as compared with 29.7% in the second quarter of 2000 (29.4% for the six months ended June 30, 2000), excluding the aforementioned incremental restructuring costs. The lower gross profit margins in 2001 were due in part to product mix, with fewer sales coming from the higher margin repeater and in-building coverage products and more sales coming from lower margin base station subsystems and components, combined with higher inventory costs.

Selling, general and administrative expenses were $10.8 million, or 11.0% of sales, and $10.3 million, or 12.5% of sales, for the second quarters of 2001 and 2000, respectively. Such expenses are slightly higher in the second quarter of 2001 due primarily to higher selling and marketing costs. Spending as a percentage of sales is lower due to the spreading of fixed costs on higher sales. Selling, general and administrative expenses as a percentage of sales for the six months periods ended June 30, 2001 and 2000 (excluding restructuring charges in 2000) were 26.2% and 29.4%, respectively, for similar reasons.

Total assets for the wireless communications equipment segment increased 16% from $261.2 million at December 31, 2000 to $302.9 million at June 30, 2001. This increase is primarily due to an increase in inventory for the base station subsystems and components product line, due to the significant planned increase in production based on preliminary discussions with OEM customers and their anticipated orders. The OEMs dramatically changed their outlook from early 2001. We have initiated plans to reduce inventory to amounts more in line with revised near term sales projections. We believe this could take six to nine months based on our current sales outlook. While we have initiated plans to reduce the level of inventory, there are certain risks inherent in such inventory including the potential for increased obsolescence. We believe our inventory is properly valued; however, such factors as technological obsolescence, dependency on customer orders and the effectiveness of our action plans may require a reassessment in the future. We will continue to monitor this aspect closely.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Wireless Engineering and Consulting Services:

Wireless Engineering and Consulting Services sales were down slightly from $6.9 million in the second quarter 2000 to $6.7 million in second quarter 2001. Sales also declined slightly from $12.9 million for the six months ended June 30, 2000 to $12.5 million for the six months ended June 30, 2001. Sales declined primarily due to lower software sales, partially offset by increased sales of engineering services. Gross profit margins for this segment were 38.9% in the second quarter 2001 (35.1% for the six months ended June 30, 2001), as compared with 45.7% in the second quarter 2000 (42.0% for the six months ended June 30, 2000). This decrease in margins is primarily attributable to lower sales of higher margin software products. Selling, general and administrative increased to 19% of sales for the second quarter of 2001 compared to 16.5% for the second quarter of 2000, and increased to 23.1% for the six months ended June 30, 2001 compared to 19.5% for the six months ended June 30, 2000. These higher costs were primarily a result of increased bad debt expense and one-time expenses related to the Smith Woolley acquisition, which was terminated in the first quarter 2001.

Research and Development:

Research and development and product engineering costs were 6.8% and 7.2% of sales in the second quarter of 2001 and 2000, respectively. While the absolute dollar amounts of research and development costs increased year over year, the decreased rate of spending as a percentage of sales is attributable to the increase in sales in the current quarter. The Company believes that product development costs as a percentage of sales will remain fairly consistent throughout the current year.

New Accounting Standards:

As more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements, in June 2001 the Financial Accounting Standards Board issued two new Standards. In connection therewith, amortization of goodwill, including goodwill reported in past business combinations, will cease upon adoption of the new Standard on January 1, 2002. While the Company has not fully analyzed the implications of this Standard, earnings per common share for each of the first and second quarters of 2001 and 2000 would have increased by approximately $.07 per share (or approximately $.28 per share on an annualized basis, based on approximately 28,000,000 common shares outstanding), excluding the amortization of goodwill, which will be eliminated in 2002, when the new Standard goes into effect.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Interest and Financing Expenses:

Net interest and financing costs increased to $2.5 million from $2.2 million and to $5.1 million from $4.2 million for the three and six months ended June 30, 2001 and 2000, respectively. The higher interest expense is due principally to higher borrowings and lower cash investments utilized to support higher working capital requirements, offset, in part, by lower interest rates.

Provision for Income Taxes:

The Company’s effective income tax rate was 39.0% and 41.5% for the quarters and six months ended June 30, 2001 and 2000, respectively. The principal reason for the decrease is due to lower statutory tax rates for our major German subsidiary and the forecasted increase in income in other lower tax jurisdictions. The 2001 tax rate is in line with our current expectation for the full year.

Liquidity and Capital Resources:

As set forth in the Condensed Consolidated Statements of Cash Flows, $32.8 million of cash was used by operations for the six months ended June 30, 2001 as compared to $4.2 million of cash generated by operations for the comparable 2000 period. This decline in cash flow is due primarily to the aforementioned increase in inventory as well as an increase in accounts receivable. We used $2.4 in investing activities in 2001, due primarily to capital expenditures offset, in part, by proceeds from the sale of an unused facility. For the six months ended June 30, 2000, $12.2 million of cash was used for investing activities, including $6.2 million for the purchase of minority interest in subsidiaries. Cash generated by financing activities for the six months ended June 30, 2001 and June 30, 2000 was $10.6 million and $10.0 million, respectively. The funds generated in 2001 include $4.9 million from a sale and leaseback transaction, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements. At June 30, 2001, we had available unused worldwide lines of credit of $46.2 million, as compared with $63 million at March 31, 2001.

We have entered into a program to lease some of our test equipment and computer workstation equipment. This program is expected to improve our economics and cash flow when compared to purchasing this equipment directly. We expect to lease approximately $5.0 million of equipment in 2001 under these agreements, of which approximately $.8 million has been leased as of June 30, 2001. These lease transactions are being recorded as operating leases in our consolidated financial statements.

ALLEN TELECOM INC.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

In 2001, our available lines of credit and cash equivalent investments have been reduced. Were we to consider strategic acquisitions or a significant investment resulting from the rapid expansion of our E911 geolocation business, we may need to consider the need for additional financing. Such financing could take the form of equity, debt or a combination thereof. Such additional financing needs would be tempered by our success in reducing working capital levels, which would result in improved cash generation.

As described in Note 1, we changed the fiscal year-end of certain of our foreign subsidiaries effective January 1, 2001. The Condensed Consolidated Statements of Cash Flows for 2001 now includes these operations for the six month period ended June 30, 2001. The net cash flow for the two month period ended December 31, 2000 is shown separately in the Statements of Cash Flows. Note 1 of the Notes to Condensed Consolidated Financial Statements includes summarized information for the components of this $20.4 million increase in cash.

Legal Disclaimer:

Statements included in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company’s future performance and financial results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company’s actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost, success and timetable for new product development, including specifically products for 3G, E 911 and power amplification, the health and economic stability of the world and national markets, the availability of capital and financing to the wireless carriers, the uncertain timing and level of purchases of both current products and those under development for current and prospective customers of the Company’s products and services, the effective realization of inventory and other working capital assets to cash, the collectability of receivables, the impact of competitive products and pricing in the Company’s markets, the future utilization of the Company’s tax loss carry forwards, the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E 911 geolocation requirements in the U.S. markets and spectrum availability and licensing for new wireless applications, and the cost and availability of financing for customers of the Company’s geolocation projects. Allen Telecom Inc.’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain additional details concerning these factors.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2000.

PART II — OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders of the Company held on April 27, 2001 three proposals were voted upon by the Company’s stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld are set forth below.

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

Nominee	For	Withheld

Philip Wm. Colburn	24,376,320	1,112,291

J. Chisholm Lyons	24,353,021	1,135,590

John F. McNiff	25,195,606	293,005

Robert G. Paul	25,182,618	305,993

Charles W. Robinson	25,177,629	310,982

Martyn F. Roetter	25,192,967	295,644

Gary B. Smith	25,180,973	307,638

Kathleen M. H. Wallman	25,182,436	306,175

PART II — OTHER INFORMATION
(Continued)

A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 2001. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

For	Against	Abstain

25,365,626	109,930	13,055

That (a) a vote by ballot was taken at the meeting on the proposal to approve the adoption of the Amended and Restated 1994 Non-Employee Directors Stock Option Plan, and (b) the aggregate numbers of shares of Common Stock in person or by proxy (i) voted for, (ii) voted against or (iii) abstaining from the vote on such proposal were as follows:

For	Against	Abstain

15,701,081	9,485,285	302,245

The foregoing proposals are described more fully in the Company’s definitive proxy statement dated March 16, 2001, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

(4)	Instruments Defining the Rights of Security Holders, Including Indentures

(10)	Material Contracts

(b)	Reports on Form 8-K

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allen Telecom Inc.

(Registrant)

Date:	August 14, 2001	By:	/s/ Robert A. Youdelman

Robert A. Youdelman
Executive Vice President
(Chief Financial Officer)

Date:	August 14, 2001	By:	/s/ James L. LePorte, III

James L. LePorte, III
Vice President Finance
(Principal Accounting Officer)

EXHIBIT INDEX
ALLEN TELECOM INC.

Exhibit Number

4.1	Amendment No. 4 To Credit Agreement

10.1	Certificate of Amendment to Allen Telecom Inc. 1992 Stock Plan.