Form 10-Q
period 2001-09-30
ALLEN TELECOM INC
filed 2001-11-14
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             ----------------------
                                    FORM 10-Q
 (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2001
                                        ------------------

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

                                                        Yes   X     No
                                                           -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              Outstanding at
         Class of Common Stock                                November 1, 2001
         ---------------------                                ----------------

         Par value $1.00 per share                                  28,130,311
                                                                    ----------

                               ALLEN TELECOM INC.
                               ------------------

                                TABLE OF CONTENTS
                                -----------------


                                                                                                                   Page
                                                                                                                   No.
                                                                                                            -------------------
PART  I.         FINANCIAL INFORMATION:

                 ITEM 1 - Financial Statements:

                         Condensed Consolidated Balance Sheets -
                             September 30, 2001 and December 31, 2000                                               3

                         Condensed Consolidated Statements of Income -
                             Three and Nine Months Ended September 30, 2001                                         4
                                and 2000

                         Condensed Consolidated Statements of Cash Flows -
                             Nine Months Ended September 30, 2001 and 2000                                          5

                         Condensed Consolidated Statements of Stockholders'
                             Equity - Nine Months Ended September 30, 2001 and 2000                                 6

                         Notes to the Condensed Consolidated Financial Statements                                  7-11


                 ITEM 2 -    Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                                        12-18


                 ITEM 3 -    Quantitative and Qualitative Disclosures About
                             Market Risks                                                                           19

PART II.         OTHER INFORMATION:

                 ITEM 6 - Exhibits and Reports on Form 8-K                                                          19

                 Signatures                                                                                         20

                 Exhibit Index                                                                                      21

                               ALLEN TELECOM INC.
                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in Thousands)

                                                                                   September 30,          December 31,
                                                                                       2001                   2000
                                                                               ----------------------  --------------------
                                                                                    (Unaudited)
ASSETS
   Current Assets:
      Cash and equivalents                                                           $   6,446              $  10,539
      Accounts receivable (less allowance for doubtful
         accounts of $3,160 and $4,739, respectively)                                   97,274                 93,815

      Inventories:    Raw materials                                                     70,255                 56,366
                      Work in process                                                   28,772                 25,674
                      Finished goods                                                    37,654                 19,600
                                                                                      --------              ---------
          Total inventories (net of reserves)                                          136,681                101,640
                                                                                       -------               --------
      Deferred income taxes                                                             18,310                  3,820
      Other current assets                                                               6,590                  7,311
                                                                                     -----------            ---------
             Total current assets                                                      265,301                217,125

   Property, plant and equipment, net                                                   42,527                 41,279
   Goodwill                                                                            122,876                129,190
   Deferred income taxes                                                                34,966                 44,295
   Other assets                                                                         33,223                 41,133
                                                                                      --------               --------
         TOTAL ASSETS                                                                 $498,893               $473,022
                                                                                       =======                =======
LIABILITIES
   Current Liabilities:
      Notes payable and current maturities of long-term
         obligations                                                                 $  11,229              $   3,796
      Accounts payable                                                                  39,262                 45,181
      Accrued expenses                                                                  25,039                 26,305
      Income taxes payable                                                               2,821                  3,922
      Deferred income taxes                                                              9,040                  5,290
                                                                                     ---------              ---------
            Total current liabilities                                                   87,391                 84,494
   Long-term debt                                                                      149,166                134,639
   Deferred income taxes                                                                 4,862                  9,168
   Other liabilities                                                                    10,864                  9,740
                                                                                     ---------              ---------
         TOTAL LIABILITIES                                                             252,283                238,041
                                                                                     ---------              ---------
STOCKHOLDERS' EQUITY
   Common stock                                                                         30,216                 30,092
   Paid-in capital                                                                     185,066                184,066
   Retained earnings                                                                    73,120                 69,067
   Accumulated other comprehensive loss                                                (24,978)               (31,948)
   Less: Treasury stock (at cost)                                                      (15,480)               (14,730)
             Unearned compensation                                                      (1,334)                (1,566)
                                                                                     ---------              ---------
         TOTAL STOCKHOLDERS' EQUITY                                                    246,610                234,981
                                                                                     ---------              ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $498,893               $473,022
                                                                                     =========              =========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                              Three Months Ended                  Nine Months Ended
                                                                September 30,                       September 30,
                                                        -------------------------------    --------------------------------
                                                             2001            2000              2001             2000
                                                             ----            ----              ----             ----
SALES (Note 5)                                             $  91,319        $107,690          $304,956        $285,724

Cost of sales (Notes 2 and 5)                                (69,877)        (75,760)         (226,499)       (200,828)
                                                         -----------     -----------       -----------      ----------

Gross profit                                                  21,442          31,930            78,457          84,896

Operating expenses:
   Selling, general and
administrative expenses (Note 2)                             (13,864)        (13,373)          (42,217)        (40,853)

   Research and development and product
     engineering costs                                        (5,908)         (6,924)          (19,978)        (19,491)

   Amortization of goodwill                                   (1,968)         (1,980)           (5,935)         (5,841)
                                                         -----------     -----------       -----------      ----------

Operating income (loss)                                         (298)          9,653            10,327          18,711

Interest expense                                              (2,590)         (2,899)           (8,208)         (7,995)
Interest income                                                  215             530               728           1,457
                                                         -----------     -----------       -----------      ----------

Income (loss) before taxes and minority
   interest                                                   (2,673)          7,284             2,847          12,173

Benefit (provision) for income taxes                           1,040          (2,966)           (1,110)         (4,991)
                                                         -----------     -----------       -----------      ----------

Income (loss) before minority interest                        (1,633)          4,318             1,737           7,182

Minority interest                                                (29)            (33)             (116)            (85)
                                                         -----------     -----------       -----------      ----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                                 (1,662)          4,285             1,621           7,097
Discontinued emissions testing operations -
     gain on sale (Note 3)                                           -                                           1,300
                                                         -----------     -----------       -----------      ----------
                                                                                   -                 -

NET INCOME (LOSS)                                         $   (1,662)      $   4,285        $    1,621      $    8,397
                                                         ===========     ===========       ===========      ==========
EARNINGS (LOSS) PER COMMON SHARE,
basic and diluted:
    Continuing operations                                      $(.06)          $ .15             $ .06           $ .25
    Discontinued operations - gain on sale                         -               -                 -             .05
                                                         -----------     -----------       -----------      ----------
    Net income (loss)                                          $(.06)          $ .15             $ .06           $ .30
                                                               =====           =====             =====           =====
Weighted average common shares outstanding:
   Basic                                                      28,000          27,820            27,970          27,800
   Assumed exercise of stock options                             300             560               320             430
                                                         -----------     -----------       -----------      ----------
   Diluted                                                    28,300          28,380            28,290          28,230
                                                         ===========     ===========       ===========      ==========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ------------------------------------------
                                                                                       2001                  2000
                                                                               --------------------   -------------------
CASH FLOW FROM OPERATIONS:
  Income from continuing operations                                               $    1,621               $  7,097
  Adjustments to reconcile income to operating cash flow:
     Depreciation                                                                      9,719                 10,086
     Amortization of goodwill                                                          5,935                  5,841
     Amortization of capitalized software                                              2,156                  1,984
     Other amortization                                                                  232                    232
     Non-cash loss on write-down of assets                                                 -                    393
     Non-cash pension gain                                                                 -                 (1,160)
  Changes in operating assets and liabilities:
     Receivables                                                                      (2,252)               (13,211)
     Inventories                                                                     (21,801)               (24,706)
     Accounts payable and accrued expenses                                           (23,437)                14,981
     Income tax payable                                                                1,715                 (1,642)
     Other, net                                                                         (124)                (2,179)
                                                                                   ----------             ----------
  CASH USED BY OPERATING ACTIVITIES                                                  (26,236)                (2,284)
                                                                                   ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in telecommunications subsidiaries                                        -                 (8,512)
     Capital expenditures                                                             (8,538)                (7,644)
     Capitalized software product costs                                               (1,935)                (2,755)
     Sales and retirements of fixed assets                                             5,146                    511
                                                                                   ----------             ----------
  CASH USED BY INVESTING ACTIVITIES                                                   (5,327)               (18,400)
                                                                                   ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     (Repayment of) proceeds from borrowings                                            (677)                18,851
     Proceeds from sale and leaseback transaction                                      4,884                      -
     Acquisition of treasury shares                                                   (1,156)                     -
     Collection on installment note receivable                                         1,000                  1,000
     Treasury stock sold to employee benefit plan                                        678                    576
     Exercise of stock options                                                           852                    297
                                                                                   ----------             ----------
  CASH PROVIDED BY FINANCING ACTIVITIES                                                5,581                 20,724
                                                                                   ----------             ----------

NET CASH (USED) PROVIDED                                                             (25,982)                    40

Effect of foreign currency exchange rate changes on cash                               1,458                   (943)

Net cash flow from change in year-end of subsidiaries (Note 1)                        20,431                      -

Cash and equivalents at beginning of year                                             10,539                 22,085
                                                                                   ----------             ----------
CASH AND EQUIVALENTS AT END OF PERIOD                                               $  6,446               $ 21,182
                                                                                   ==========             ==========

Supplemental cash flow data: Cash paid during the period for:
            Interest                                                                $  6,649               $  6,677
            Income taxes                                                               2,749                  6,127

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            ---------------------------------------------------------
                             (Amounts in Thousands)
                                   (Unaudited)



                                                                      Common         Paid-In        Comprehensive      Retained
                                                       Total          Stock          Capital        Income (Loss)      Earnings
                                                     -----------    -----------     -----------    ----------------    ----------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

Beginning Balance, January 1, 2001                    $234,981        $30,092        $184,066                           $69,067
Net income from change in fiscal year-end of
     subsidiaries (Note 1)                               2,432                                                            2,432
Comprehensive income:
Net income                                               1,621                                       $  1,621             1,621
  Other comprehensive income:
     Foreign currency translation adjustments            6,970                                          6,970
                                                                                                     --------
  Comprehensive income                                                                               $  8,591
                                                                                                     ========
Treasury stock reissued                                    678                            272
Acquisition of treasury shares                          (1,156)
Exercise of stock options                                  852            124             728
Amortization of unearned compensation                      232
                                                      --------       --------        --------                           -------
Ending Balance, September 30, 2001                    $246,610        $30,216        $185,066                           $73,120
                                                      ========       ========        ========                           =======

FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2000:

Beginning Balance, January 1, 2000                    $240,912        $30,010        $181,335                           $57,014
Comprehensive Income (loss):
  Net income                                             8,397                                       $  8,397             8,397
  Other comprehensive loss:
    Foreign currency translation adjustments           (12,147)                                       (12,147)
                                                                                                     ---------
    Comprehensive loss                                                                               $ (3,750)
                                                                                                     =========
Treasury stock reissued                                    576                            263
Exercise of stock options                                  297             33             264
Employee stock plan tax benefits                         1,331                          1,331
Restricted stock cancellation                              (98)            (7)           (117)
Amortization of unearned compensation                      232
                                                      --------       --------        --------                           -------
Ending Balance, September 30, 2000                    $239,500       $ 30,036        $183,076                           $65,411
                                                      ========       ========        ========                           =======


                                                        Accumulated
                                                           Other
                                                       Comprehensive       Treasury          Unearned
                                                       Income (Loss)         Stock         Compensation
                                                     -----------------    ------------     ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

Beginning Balance, January 1, 2001                      $(31,948)         $(14,730)         $ (1,566)
Net income from change in fiscal year-end of
     subsidiaries (Note 1)
Comprehensive income:
Net income
  Other comprehensive income:
     Foreign currency translation adjustments              6,970

  Comprehensive income

Treasury stock reissued                                                        406
Acquisition of treasury shares                                              (1,156)
Exercise of stock options
Amortization of unearned compensation                                                            232
                                                        --------          --------          --------
Ending Balance, September 30, 2001                      $(24,978)         $(15,480)         $ (1,334)
                                                        ========          ========          ========

FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2000:

Beginning Balance, January 1, 2000                      $(10,685)         $(14,978)         $ (1,784)
Comprehensive Income (loss):
  Net income
  Other comprehensive loss:
    Foreign currency translation adjustments             (12,147)

    Comprehensive loss

Treasury stock reissued                                                        313
Exercise of stock options
Employee stock plan tax benefits
Restricted stock cancellation                                                  (88)              114
Amortization of unearned compensation                                                            232
                                                        --------          --------          --------
Ending Balance, September 30, 2000                      $(22,832)         $(14,753)         $ (1,438)
                                                        ========          ========          ========


See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1.       SIGNIFICANT ACCOUNTING POLICIES:

         GENERAL

         In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the consolidated results of its operations, cash flows and changes in stockholders' equity for the periods ended September 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 2000 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         CONSOLIDATION POLICY

         The Company's consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated. To facilitate preparation of financial statements, the Company's principal European operations, for periods on or prior to December 31, 2000, were included in the consolidated financial statements on a two-month delayed basis.

         Effective January 1, 2001, such European operations changed their fiscal year-end from October 31 to December 31, consistent with the balance of the Company's operations. The results of operations (net income of $2,432,000) for these European subsidiaries for the period November and December 2000, were recorded directly to retained earnings in the first quarter of 2001 and the results of operations for the period January 1, 2001 through September 30, 2001 were included in the 2001 reported results of operations.

         The cash flow of such European operations for the two month period November and December 2000 is summarized as follows (amounts in millions):

               Net income from operations                          $  2.4
               Increase in inventories                               (8.7)
               Decrease in receivables                                3.2
               Increase in accounts payable                          14.1
               Decrease in taxes payable                             (6.1)
               Net increase in fixed assets                          (1.2)
               Borrowings                                            16.1
               Other                                                   .6
                                                                   ------
                   Increase in cash and equivalents                 $20.4
                                                                   ======

                               ALLEN TELECOM INC.
                                -----------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)


2.       SPECIAL CHARGES:
         ----------------

         In the fourth quarter 1999, the Company announced the restructuring of certain operations. In the first quarter 2000, the Company incurred incremental pretax charges of $1,678,000, or $.04 per basic and diluted common share after related income tax effect in connection with such restructuring. These charges were not accruable at December 31, 1999. Of this pretax charge, $960,000 was recorded in cost of sales and $718,000 in selling, general and administrative expenses. Of the charge, $393,000 relates to a non-cash write-off of capital assets and $1,285,000 were cash related charges.

         In the third quarter of 2000, the Company recognized a non-cash pretax gain of $1,160,000, or $.03 per basic and diluted common share after related income tax effect, with respect to a pension curtailment gain as a result of a reduction in workforce in connection with the aforementioned restructuring. Of the third quarter pretax gain, $406,000 was recorded in cost of sales and $754,000 in selling, general and administrative expenses. For the nine months ended September 30, 2000, the Company has incurred net pretax charges (related to the two items discussed above) of $518,000, or $.01 per basic and diluted common share, after related income tax effect. Of the nine months charge, $554,000 was recorded in cost of sales and a gain of $36,000 in selling, general and administrative expense.

         The following is a summary of the activity for exit costs incurred (amounts in thousands).

                                                             Sale of
                                                Severance  Building and
                                                 Accrual     Equipment     Other
                                                 -------     ---------     -----

        Accrual balance at December 31, 2000     $ 219       $ 1,549     $  317
        Charged against accrual                   (207)       (1,373)      (119)
        Accrual adjustment credited to income        -           (77)         -
                                               ----------- ----------- ---------
        Balance September 30, 2001               $  12       $    99     $  198
                                               ----------- ----------- ---------

         The term of severance is based on years of service or determined by contractual obligation, and is payable over a period of time. Severance will be paid out in its entirety by October 31, 2001.

3.       DISCONTINUED OPERATIONS:

         The gain on sale from discontinued operations in the first quarter of 2000 represents income from previously contingent purchase price consideration earned on the sale of the Company's former automotive emissions testing business sold in the first quarter of 1999. This gain is net of related income taxes in the amount of $700,000.

                               ALLEN TELECOM INC.
                                -----------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)


4.       SEGMENT DISCLOSURES:

         The following table shows sales to external customers, results of operations and asset positions for the Company's two operating segments (amounts in thousands):

                                                                    Three Months Ended            Nine Months Ended
                                                                      September 30,                 September 30,
         ----------------------------------------------------------------------------------------------------------------
                                                                    2001          2000           2001          2000
         ----------------------------------------------------------------------------------------------------------------
         Sales to external customers:
            Wireless communications equipment:
              Base station subsystems and components              $  38,132     $  52,650      $ 152,165     $ 137,936
              Repeater and in-building coverage products             23,295        20,131         66,750        58,300
              Base station and mobile antennas                       23,116        28,395         66,805        70,096
              Geolocation products                                    2,355             -          2,355             -
                                                                ---------------------------------------------------------
                 Total wireless communications equipment             86,898       101,176        288,075       266,332
            Wireless engineering and consulting services              4,421         6,514         16,881        19,392
         ----------------------------------------------------------------------------------------------------------------
                 Total sales                                      $  91,319     $ 107,690      $ 304,956     $ 285,724
         ----------------------------------------------------------------------------------------------------------------
         Results of  operations:
            Wireless communications equipment                     $   3,436     $  12,675      $  20,231     $  26,145
            Wireless engineering and consulting services               (279)        1,005          1,215         3,902
                                                                ---------------------------------------------------------
                                                                      3,157        13,680         21,446        30,047
         Goodwill amortization                                       (1,968)       (1,980)        (5,935)       (5,841)
         General corporate expenses                                  (1,487)       (2,047)        (5,184)       (5,495)
         ----------------------------------------------------------------------------------------------------------------
         Operating income (loss)                                  $    (298)    $   9,653      $  10,327     $  18,711
         ----------------------------------------------------------------------------------------------------------------

                                                                                         As of
                                                                ---------------------------------------------------------
                                                                  September 30, 2001                December 31, 2000
                                                                -----------------------           -----------------------

         Segment Assets:
            Wireless communications equipment                              $ 282,575                        $ 261,227
            Wireless engineering and consulting services                      14,856                           13,676
                                                                ---------------------------------------------------------
                                                                             297,431                          274,903
         Goodwill                                                            122,876                          129,190
         Deferred income taxes                                                53,276                           48,115
         Other general corporate assets                                       25,310                           20,814
                                                                ---------------------------------------------------------
                  Total Assets                                             $ 498,893                        $ 473,022
                                                                ---------------------------------------------------------

                               ALLEN TELECOM INC.
                                -----------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)

5.       IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS:

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 which is now effective. Accordingly, the Company has adopted the provisions of the standard on January 1, 2001. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit foreign currency exchange rate risk on receivables and to offset the impact of currency rate changes with regard to certain intercompany payables and foreign denominated purchase obligations. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position for the periods ended September 30, 2001.

         In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". Accordingly, prior year amounts have been reclassified to conform to the 2001 presentation. The previously reported amounts for each of sales and cost of sales for the three and nine months ended September 30, 2000 have been increased $925,000 and $2,563,000, respectively, to conform with the current presentation. These reclassifications had no net impact on previously reported results of operations or stockholders' equity.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, goodwill and certain intangible assets acquired will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, with appropriate write-downs, if necessary. The Company will implement SFAS No. 141 for all acquisitions subsequent to June 30, 2001.

         In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined, in all cases, the impact that this statement will have on its consolidated financial position or results of operations. Earnings per common share for each of the first, second and third

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)


5.       IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED):

         quarters of 2001 and 2000 would have increased by approximately $.07 per share, (or approximately $.28 per share annually based on approximately 28,000,000 common shares outstanding), excluding the amortization of goodwill, which will be eliminated in 2002 when the new Standards go into effect.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company will adopt SFAS No. 144 on January 1, 2002, as required; however, adoption of the statement is not expected to have a material impact, if any.

6.       SALE AND LEASEBACK TRANSACTION:

         In the second quarter of 2001, the company entered into a sale and leaseback agreement for one of its European facilities. In connection with the sale, the Company received net proceeds of $4,884,000, after a lease deposit payment of $512,000. This transaction was accounted for as a financing, wherein the land and building (which will continue to be depreciated) remain on the books. A financing obligation was recorded in the amount of $5,125,000 representing gross proceeds received (included in "Notes payable and current maturities of long-term obligations" and "Long-term debt"). The terms of the lease call for thirty-one equal quarterly payments (including the related interest portion) of $169,000 from September 1, 2001 through June 2009 with a purchase option of $512,000 at the termination of the lease.

7.       RECLASSIFICATIONS:

         Certain prior year balances have been reclassified to conform to the current year presentation.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------



OVERVIEW
--------

We design, manufacture, and market wireless communications infrastructure equipment and provide wireless engineering and consulting services for the global wireless communications markets. Our products and services improve the capacity, coverage and performance of wireless networks, including emerging 3G networks. As part of our commitment to our customers' evolving needs, we have also developed new products for E 911 geolocation and other emerging wireless equipment markets such as next generation power amplifiers. Our products and services serve all major wireless standards and frequencies.


RESULTS OF OPERATIONS
---------------------

SUMMARY:

We reported a net loss from continuing operations of $1.7 million ($.06 per common share) for the third quarter 2001, as compared with net income of $3.5 million ($.12 per common share) (all per share amounts herein refer to both basic and diluted earnings per common share) for the third quarter 2000 excluding a onetime pension curtailment gain of $1.2 million pretax or $.03 per common share after related income tax effect. This $1.2 million non-cash pretax pension curtailment gain was a result of a reduction in workforce associated with a fourth quarter 1999 restructuring. Net income from continuing operations for the nine-month period ended September 30, 2001 was $1.6 million ($.06 per common share) as compared to $7.3 million ($.26 per common share) in the comparable period of 2000, excluding a $0.5 million pretax charge or ($.01 per common share) after related income tax effect resulting from the aforementioned third quarter 2000 pension curtailment gain and a first quarter of 2000 restructuring charge of $.04 per common share. The charge in the first quarter of 2000 was related to the restructuring of certain operations, the closing of a manufacturing facility and other items.

Our total sales decreased 15% from $107.7 million in the third quarter 2000 to $91.3 million in the third quarter 2001. Sales for the nine-month period ended September 30, 2001 increased 7% to $305.0 million as compared to $285.7 million in the same nine-month period of 2000.

While the Company was not "directly" affected by the terrorist attack of September 11, 2001, we did experience (as did many other companies) a general short-term decline in sales order volume immediately after the attack. However, it is very difficult at this time to assess whether the attack has had any long-term deleterious impact on the Company's sales volume.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


The fluctuation in the foreign currency translation exchange rate of the Euro was not a major factor on reported sales or results of operations for the three months ended September 30, 2001 as compared with the prior year. The strong U.S. dollar relative to the Euro for the nine-month period ended September 30, 2001 negatively impacted reported sales and pretax income of our European operations by $7.7 million and $1.0 million, respectively, relative to the comparable 2000 period.

WIRELESS COMMUNICATIONS EQUIPMENT:

Wireless Communications Equipment sales decreased 14%, from $101.2 million in third quarter 2000 to $86.9 million in the third quarter 2001. Geolocation sales were $2.4 million in third quarter 2001. This was the first sales for this product line. Sales of repeaters and in-building coverage products increased 16% from $20.1 million in the third quarter 2000 to $23.3 million in the third quarter 2001. These increases were due to strong sales of booster and repeater products. Sales of base station subsystems and components and base station and mobile antenna products decreased 28% and 19%, respectively, in the third quarter 2001 as compared to the third quarter 2000. These sales declines are due to capital spending constraints by the carriers and reduced demand from some OEM customers. Geographically, sales decreased from the third quarter 2000 to the third quarter of 2001 in most parts of the world with the exception of the Asian region which had large sales of base station subsystems and components and base station and mobile antenna products in China. Third quarter 2001 sales in Europe, Latin America and North America decreased year over year 11%, 64% and 21%, respectively, primarily due to weaker demand for wireless communications equipment in these regions.

Sales increased 8% from $266.3 million for the nine months ended September 30, 2000 to $288.1 million for the nine months ended September 30, 2001. Sales increased 14% and 10% for repeater and in-building coverage products and base station subsystem and components products, respectively. Sales decreased 5% for base station and mobile antenna products during the same time period. Geographically, sales increased in the European, Asian and Latin American regions with a decline in North America.

Sales by product line were as follows:

------------------------------------------------------------------------------------------------------------------------
     SALES BY PRODUCT LINE                                         THIRD QUARTER                  NINE MONTHS
------------------------------------------------------------------------------------------------------------------------
     ($ MILLIONS)                                               2001           2000           2001           2000
                                                           -------------------------------------------------------------
     Base station subsystems and components                        $ 38.1         $ 52.7        $ 152.2         $ 137.9
     Repeater and in-building coverage products                      23.3           20.1           66.7            58.3
     Base station and mobile antennas                                23.1           28.4           66.8            70.1
     Geolocation products                                             2.4              -            2.4               -
------------------------------------------------------------------------------------------------------------------------
     Total Wireless Communications Equipment                       $ 86.9        $ 101.2        $ 288.1          $266.3
                                                           -------------------------------------------------------------

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


Backlog for this Segment decreased 18% from $107.9 million at June 30, 2001 to $88.8 million at September 30, 2001 due to a reduction in orders for all product lines.

Gross profit margins were 24.0% in the third quarter of 2001 and 25.5% for the nine months ended September 30, 2001, as compared with 28.7% in the third quarter of 2000 and 29.1% for the nine months ended September 30, 2000, excluding the aforementioned restructuring costs and pension curtailment gain for the year 2000 ratios. The lower gross profit margins in 2001 were due, in part, to the spreading of fixed costs on lower sales and increased sales discounts offered to customers.

Selling, general and administrative expenses were $11.5 million, or 13.3% of sales, and $10.6 million, or 10.5% of sales, for the third quarters of 2001 and 2000, respectively. Such expenses are slightly higher in the third quarter of 2001 due primarily to higher selling costs. Selling, general and administrative expenses for the nine-month periods ended September 30, 2001 and 2000 (excluding restructuring charges in 2000) were $33.3 million or 11.6% and $31.4 million or 11.8%, respectively. These expenses were slightly higher primarily due to an increase in selling costs.

Total assets for the wireless communications equipment segment increased 8% from $261.2 million at December 31, 2000 to $282.6 million at September 30, 2001. This increase is primarily due to an increase in inventory for the base station subsystems and components product line, due to the significant planned increase in production based on preliminary discussions with OEM customers and their anticipated orders. The OEMs dramatically changed their outlook from early 2001. We have initiated plans to reduce inventory to amounts more in line with revised near term sales projections. While we have initiated plans to reduce the level of inventory, there are certain risks inherent in such inventory including the potential for increased obsolescence. We believe our inventory is properly valued; however, such factors as technological obsolescence, dependency on customer orders and the effectiveness of our action plans may require a reassessment in the future. We will continue to monitor this aspect closely.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


WIRELESS ENGINEERING AND CONSULTING SERVICES:

Wireless Engineering and Consulting Services sales were down from $6.5 million in the third quarter 2000 to $4.4 million in third quarter 2001. Sales also declined from $19.4 million for the nine months ended September 30, 2000 to $16.9 million for the nine months ended September 30, 2001. Sales declined primarily due to lower sales of software products and engineering services. Gross profit margins for this segment were 12.9% in the third quarter 2001 and 29.3% for the nine months ended September 30, 2001, as compared with 37.9% in the third quarter 2000 and 40.9% for the nine months ended September 30, 2000. This decrease in margins is primarily attributable to lower sales of higher margin software products and lower deployment of consulting engineers. Selling, general and administrative expenses decreased from $1.5 million in third quarter 2000 to $0.8 million in third quarter 2001. Selling, general and administrative expenses were lower primarily due to lower compensation expenses and lower bad debt reserves. Selling, general and administrative expensive were 22.1% for the nine months ended September 30, 2001 compared to 20.5% for the nine months ended September 30, 2000. Expenses as a percentage of sales were higher for the nine months ended September 30, 2001 primarily due to the lower sales levels.

RESEARCH AND DEVELOPMENT:

Research and development and product engineering costs were 6.5% and 6.4% of sales in the third quarter of 2001 and 2000, respectively. While the absolute dollar amounts of research and development costs decreased modestly year over year, the increased rate of spending as a percentage of sales is attributable to the decrease in sales in the current quarter. The Company believes that product development costs as a percentage of sales will remain fairly consistent throughout the current year.

NEW ACCOUNTING STANDARDS:

As more fully described in Note 5 of the Notes to Condensed Consolidated Financial Statements, in 2001 the Financial Accounting Standards Board issued three new Standards, which impact the Company. In connection with one of these standards, amortization of goodwill, including goodwill reported in past business combinations, will cease upon adoption of the new Standard on January 1, 2002. While we have not fully analyzed the implications of this Standard, earnings per common share for each of the first, second and third quarters of 2001 and 2000 would have increased by approximately $.07 per common share (or approximately $.28 per share on an annualized basis, based on approximately 28,000,000 common shares outstanding), excluding the amortization of goodwill, which will be eliminated in 2002 when the new Standard goes into effect.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


INTEREST AND FINANCING EXPENSES:

Net interest and financing costs were approximately $2.4 million in each of the three-month periods ended September 30, 2001 and 2000. Such net interest expense increased to $7.4 million from $6.5 million for the nine months ended September 30, 2001 and 2000, respectively. The higher interest expense for the year to date period is due principally to higher borrowings and lower cash investments utilized to support higher working capital requirements, offset, in part, by lower interest rates.

PROVISION FOR INCOME TAXES:

Our effective income tax rate was 39.0% and 41.0% for the quarter and nine months ended September 30, 2001 and 2000, respectively. The principal reason for the decrease is due to lower statutory tax rates for our German subsidiary and the forecasted increase in income in other lower tax jurisdictions. The 2001 tax rate is in line with our current expectation for the full year.

Through September 30, 2001, we have recorded a net U.S. deferred tax asset pertaining to recognition of net operating loss carryforwards, net deductible temporary differences and tax credits in the amount of approximately $38.1 million, as compared with $32.6 million at December 31, 2000. We have not provided a valuation allowance relating to this asset, as we believe it is more likely than not that we will realize the value of this asset. This determination is based upon anticipated future U.S. taxable income and available tax and business planning strategies. We cannot assure that we will realize this asset or that future valuation allowances will not be required.


LIQUIDITY AND CAPITAL RESOURCES:

As set forth in the Condensed Consolidated Statements of Cash Flows, $26.2 million of cash was used by operations for the nine months ended September 30, 2001 as compared to $2.3 million of cash used in the comparable 2000 period. This decline in cash flow is due primarily to the payment of accounts payable (incurred as a result of the aforementioned increase in inventories) and a decrease in income from continuing operations offset, in part, by the collection of accounts receivable. We used $5.3 million in investing activities in 2001, due primarily to capital expenditures offset, in part, by proceeds from the sale of an unused facility. For the nine months ended September 30, 2000, $18.4 million of cash was used for investing activities, including $8.5 million for the purchase of minority interest in subsidiaries. Cash generated by financing activities for the nine months ended September 30, 2001 and September 30, 2000 was $5.6 million and $20.7 million, respectively. The funds generated in 2001 include $4.9

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


million from a sale and leaseback transaction, as more fully described in Note 6 of the Notes to Condensed Consolidated Financial Statements. The financing requirements for the 2000 period were met principally through increased borrowings. At September 30, 2001, we had available unused worldwide lines of credit of $59.3 million, as compared with $46.2 million at June 30, 2001.

We have entered into a program to lease some of our test equipment and computer workstation equipment. This program is expected to improve our economics and cash flow when compared to purchasing this equipment directly. We expect to lease approximately $5.0 million of equipment in 2001 under these agreements, of which approximately $.8 million has been leased as of September 30, 2001. These lease transactions are being recorded as operating leases in our consolidated financial statements.

The Company examines, from time to time, various strategic acquisitions in order to accelerate growth in our product lines. In addition, the Company's geolocation product line has the potential for significant sales growth if certain carriers choose us for network-based geolocation systems. Were we to invest in strategic acquisitions or require a significant investment resulting from the rapid expansion of our E911 geolocation products business, we may need to consider the need for additional financing. Such financing could take the form of equity, debt or a combination thereof. Such additional financing needs would be tempered by our success in reducing working capital levels, which would result in improved cash generation.

As described in Note 1, we changed the fiscal year-end of certain of our foreign subsidiaries effective January 1, 2001. The Condensed Consolidated Statements of Cash Flows for 2001 now includes these operations for the nine month period ended September 30, 2001. The net cash flow for the two month period ended December 31, 2000 is shown separately in the Statements of Cash Flows. Note 1 of the Notes to Condensed Consolidated Financial Statements includes summarized information for the components of this $20.4 million increase in cash.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


LEGAL DISCLAIMER:

Statements included in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost, success and timetable for new product development, including specifically products for 3G, E 911 and power amplification, the health and economic stability of the world and national markets, the cost and availability of capital and financing to the wireless carriers, the uncertain timing and level of purchases of both current products and those under development for current and prospective customers of the Company's products and services, the effective realization of inventory and other working capital assets to cash, the collectability of receivables, the impact of competitive products and pricing in the Company's markets, the future utilization of the Company's tax loss carry forwards and the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E 911 geolocation requirements in the U.S. markets and spectrum availability and licensing for new wireless applications. Allen Telecom Inc.'s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain additional details concerning these factors.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2000.


                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

      (4)INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES



(b)      REPORTS ON FORM 8-K

      Not Applicable.

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



                                                      ALLEN TELECOM INC.
                                                      ------------------
                                                         (Registrant)




Date:  NOVEMBER 14, 2001            By:          /s/ Robert A. Youdelman
       -----------------
                                         ---------------------------------------
                                                     Robert A. Youdelman
                                                   Executive Vice President
                                                  (Chief Financial Officer)




Date:  NOVEMBER 14, 2001            By:         /s/ James L. LePorte, III
       -----------------
                                         ---------------------------------------
                                                    James L. LePorte, III
                                                    Vice President Finance
                                                (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------
                               ALLEN TELECOM INC.
                               ------------------


Exhibit Number

           4.1    Amendment No. 5 To Credit Agreement