Form 10-K405
period 2001-12-31
ALLEN TELECOM INC
filed 2002-02-28
CIK 3721

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                           ANNUAL REPORT PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-6016
                             ---------------------

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
                                  216/765-5855

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days:  Yes [X]     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 26, 2002, there were 30,427,171 shares of the Registrant's Common Stock outstanding, and the aggregate market value, based upon the last sale price of the Registrant's Common Stock on the Dow Jones Composite on February 26, 2002 of $7.34, of the Registrant's Common Stock held by nonaffiliates of the Registrant was $223,335,435.10.

               EXHIBIT INDEX IS ON PAGES 32 TO 39 OF THIS REPORT.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Annual Meeting of Stockholders to be held April 26, 2002 are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ALLEN TELECOM INC.

                                   FORM 10-K
                 (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001)

                                                                       PAGE
                                                                       ----
PART I
Item 1   -- Business.................................................    1
Item 2   -- Properties...............................................   12
Item 3   -- Legal Proceedings........................................   12
Item 4   -- Submission of Matters to a Vote of Security Holders......   12
            Executive Officers of The Registrant.....................   13

PART II
Item 5   -- Market for Registrant's Common Equity and Related
            Stockholder Matters......................................   14
Item 6   -- Selected Financial Data..................................   14
Item 7   -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................   15
Item 7A  -- Quantitative and Qualitative Disclosures about Market
            Risk.....................................................   27
Item 8   -- Financial Statements and Supplementary Data..............   27
Item 9   -- Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................   27

PART III
Item 10  -- Directors and Executive Officers of the Registrant.......   27
Item 11  -- Executive Compensation...................................   27
Item 12  -- Security Ownership of Certain Beneficial Owners and
            Management...............................................   27
Item 13  -- Certain Relationships and Related Transactions...........   27

PART IV
Item 14  -- Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.................................................   28

SIGNATURES...........................................................   30

EXHIBIT INDEX........................................................   32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...........................  F-1

     Allen Telecom, Antenna Specialists, Comsearch, Decibel, Extend-a-Cell, FOREM, GEOMETRIX, Grayson Wireless, MIKOM, On-Glass, Tekmar Sistemi and Telia are our trademarks, registered trademarks, service marks or registered service marks in the U.S. or other jurisdictions that are mentioned in this document. All other trademarks, servicemarks or trade names referred to in this document are the property of their respective owners.

                               ALLEN TELECOM INC.

                                   FORM 10-K

                                     PART I

ITEM 1 -- BUSINESS

OVERVIEW

     We are a leading global provider of wireless infrastructure equipment and services to many of the world's largest wireless communications carriers, or carriers, and original equipment manufacturers, or OEMs. Our business is aligned around the five product lines highlighted below:

     - Base Station Subsystems and Components, including filters, duplexers, combiners, amplifiers and microwave radios;

     - Repeaters and In-Building Coverage Products, including off-air repeaters, optical repeaters, low power distributed indoor antenna solutions, tower mounted amplifiers and bi-directional boosters;

     - Base Station and Mobile Antennas, including panel, omni-directional, glass-mounted and point-to-point antennas;

     - Geolocation Products, including our GEOMETRIX wireless 911 caller location system; and

     - Wireless Engineering and Consulting Services, including frequency planning for microwave and other wireless networks, system design and analysis and cell site field engineering.

     Our products and services are integral to mobile wireless communications networks and offer our customers the ability to build networks that enhance network capacity, coverage and performance. Our products and services are designed for use in current wireless networks as well as next-generation wireless networks. As a leading global provider of wireless infrastructure equipment and services, we expect that demand for our products and services will continue to be driven by the continuing investment by carriers in their wireless networks in order to expand coverage and capacity and improve performance. We believe that the catalysts for future carrier investment include continued growth in wireless subscribers, increased minutes of use, or MOUs, and expanded usage of wireless devices for data services. We believe that our broad suite of products, as well as our experience, reputation and customer relationships, position us to benefit from the build out of next-generation networks such as 2.5G and 3G.

     Carriers are currently in the process of determining their migration paths to the next-generation networks. 2.5G is an intermediary, higher data capacity solution while 3G is the next major technological evolution of wireless networks that is expected to provide even greater capacity to carriers' networks and allow carriers to provide new features and services. By offering an enhanced set of products and services to their end-user customers, carriers believe that they will be able to generate additional average revenue per user. 3G infrastructure equipment has begun to be deployed in parts of Europe and Asia. This deployment will require new infrastructure equipment and therefore is expected to create new product opportunities for us. We have developed and, in certain cases, have already shipped 3G compatible products, including filters, duplexers, combiners, base station antennas, power amplifiers, tower mounted amplifiers, repeaters and test equipment. We also have developed a network-based geolocation solution that enables carriers to determine the location of callers. Our network-based geolocation solution is being deployed or evaluated by a number of carriers in the U.S. that must comply with Federal Communications Commission, or FCC, regulations requiring them to provide caller location information for wireless 911 calls. AT&T Wireless Services, Inc. recently selected our GEOMETRIX wireless 911 caller location systems for installation in selected AT&T Wireless networks. We expect our geolocation business to meaningfully contribute to our overall financial performance in the future as carriers are required to build out their location-based capabilities.

     We market our products and services to many of the world's largest OEMs, including Alcatel SA, Lucent Technologies Inc., Motorola, Inc., Nokia Corporation, Nortel Networks Corporation and

Siemens AG, as well as the world's largest carriers, including AT&T Wireless, Nextel Communications, Inc., Orange SA, Sprint Corporation, Verizon Wireless and Vodafone Group plc. We conduct operations globally, with manufacturing and assembly facilities in Australia, Brazil, China, the Czech Republic, France, Germany, Italy, Mexico and the U.S., and have sales and marketing offices in 19 countries. Sales made to customers located outside the U.S. accounted for 60.8% of our total sales during 2001. Our total sales during 2001 were $394.6 million, generating operating income of $7.5 million, as compared to total sales during 2000 of $392.6 million, generating operating income of $27.4 million.

RECENT DEVELOPMENTS

  Amendment to Revolving Credit Facility

     We recently entered into an amendment to our revolving credit facility, dated as of December 31, 2001, that modified the financial covenants contained therein to levels we believe could be achieved under current market conditions. The amendments permit us to maintain a higher leverage ratio, set lower benchmarks for earnings before interest, income taxes, depreciation and amortization, and establish lower minimum fixed charge coverage ratios over several time periods through mid- to late 2003. We also agreed to cause some of our domestic subsidiaries to guarantee our obligations under our revolving credit facility, to pledge some of the stock of our foreign subsidiaries and to place a mortgage on certain real estate owned by us. We entered into the amendment because of concerns regarding our ability to meet the covenants contained in our revolving credit facility.

     The amendment to our revolving credit facility also requires us to permanently reduce the commitment under that facility upon the consummation of an equity offering by an amount equal to the lesser of (i) 60% of the net proceeds of this offering or (ii) $30.0 million.

  Agreement with AT&T Wireless

     AT&T Wireless recently selected our GEOMETRIX wireless 911 caller location systems from our Grayson Wireless Division for installation in selected AT&T Wireless networks.

     The network-based GEOMETRIX systems are compatible with AT&T Wireless' TDMA (digital) and AMPS (analog) network technologies and customer handsets. AT&T Wireless has agreed to install the GEOMETRIX systems pursuant to the FCC's Phase II E 911 regulations. The system automatically locates and forwards the caller position information to public safety agencies that receive 911 calls.

     AT&T Wireless customers will be able to use their existing handsets and current 911 calling procedures. To maintain caller privacy, GEOMETRIX systems are designed to provide location information only when a caller initiates a 911 call.

     The GEOMETRIX system is intended to allow carriers to meet the FCC's Phase II requirements for most wireless E 911 callers. The GEOMETRIX system is the first Phase II-compliant wireless location system to be placed into commercial service, and to date remains the only Phase II-compliant system in service.

  Patent Litigation

     On December 11, 2001, a lawsuit was filed against us in the United States District Court for the District of Delaware by a competitor, TruePosition, Inc., and its subsidiary, KSI, Inc. The plaintiffs allege that we, through our Grayson Wireless Division, have infringed three patents in connection with our GEOMETRIX wireless geolocation business. The plaintiffs seek injunctive relief, compensatory and treble damages and attorneys' fees. In our answer filed on January 18, 2002, we have denied the plaintiffs' allegations and have asserted a counterclaim against the plaintiffs of infringement of one of our patents. We believe that we have meritorious defenses against the claims asserted by the plaintiffs and intend to vigorously defend the lawsuit. However, we cannot assure you that we will ultimately prevail in this action.

  Completion of Bartley R.F. Systems, Inc. Acquisition

     On December 18, 2001, we completed the acquisition of substantially all of the assets of Bartley R.F. Systems, Inc., headquartered in Amesbury, Massachusetts. Our current U.S. manufacturing facility for base station subsystems and components in Sparks, Nevada will be consolidated into Bartley's manufacturing facility for base station subsystems in Amesbury, Massachusetts. This consolidation is expected to be completed early in the second quarter of 2002 and is projected to result in annual cost savings of approximately $4.0 to $5.0 million. The acquisition is expected to be accretive to our earnings in its first full year. In connection with the acquisition, we recorded a reserve for restructuring costs of approximately $2.3 million in the fourth quarter of 2001.

     The consideration for the acquisition included issuance of 2,271,391 shares of our common stock and associated preferred stock purchase rights to Bartley R.F. Systems, Inc. We have registered the resale of those shares.

INDUSTRY DYNAMICS

     Over the past 12 months, the end-users of our equipment, global carriers, have been facing slowing subscriber growth rates, greater price competition, reduced access to capital and the need to carefully manage their cash flow and profitability. In response to these challenges, carriers are reducing their capital spending and appear to be refocusing on projects that can most directly contribute to their revenues. An independent study published by the Yankee Group in September 2001 indicates the 2002 worldwide market for wireless infrastructure to be approximately $100.1 billion, representing a slight increase from approximately $99.4 billion in 2001. The same study indicates a 2004 market of approximately $120.2 billion. Over the longer term, we anticipate capital investment growth to resume at an increased level due to a number of factors, including a growing number of telecommunication subscribers, increasing MOUs, and a growing demand for new services and features, such as mobile messaging, Internet access and other data services that require additional network capacity and capabilities.

     To further enhance capacity and performance of wireless networks, wireless technology has evolved from first generation analog technology, or 1G, in the early 1980s to second-generation digital voice and data technologies, or 2G, which was introduced in most networks in the early and mid-1990s. These digital systems provide improved network capacity and signal quality and remain the current standard for most wireless networks. While the build out of 2G networks continues, an increasing demand for additional data capacity and transmission speeds that permit wireless transmission of integrated voice, data, Internet and video traffic has caused OEMs and carriers to begin to develop new equipment and networks based on advanced technologies, such as 2.5G and 3G.

     2.5G technology enable carriers to upgrade their existing 2G networks with certain software and hardware enhancements. These upgrades often require significant investments in software and equipment, but generally do not require the comprehensive new infrastructure equipment investment required for 3G networks. In addition, while these upgraded networks provide improvements in capacity, coverage and performance, they have significantly less bandwidth capacity and transmission speeds than 3G networks are expected to provide.

  Deployment of 3G Technology

     In order to address these future network requirements, many carriers are expected to ultimately spend a considerable amount of capital upgrading their mobile networks to 3G, or third generation, technologies. These technologies provide a number of advantages over current mobile network technologies, including the ability to deliver voice, data and multimedia services, provide incremental network capacity and improve operating efficiencies. 3G is expected to provide high capacity broadband wireless data services at speeds of up to two megabits per second, with the capacity and speed to support voice, data, mobile Internet access and full-motion video. The use of mobile wireless devices for Internet access and other data transmissions is expected to increase substantially over the next several years. 3G technology is also expected to often provide incremental network capacity and operating efficiencies.

     Some major carriers in Europe and Asia began a limited initial build out of the first 3G networks in 2001. Regulatory agencies in most European countries, Japan and Korea have already licensed 3G frequencies, with carriers spending over $100 billion for these licenses to date. In the U.S., the FCC is expected to award licenses for 3G frequencies in the next several years, which we anticipate will be followed by an extensive 3G infrastructure build out. As a result, predominantly all of the current demand for 3G infrastructure equipment is driven by the rollout of 3G networks in Europe and Asia.

     The deployment of new networks incorporating 3G technology will require the timely development, manufacture and installation of new or advanced infrastructure equipment, including power amplifiers, base stations, subsystems, antennas and repeaters that are specifically designed for the newly licensed frequencies. In most cases, that equipment will need to be specifically tailored to the new licensed frequencies and comply with the more stringent design specifications. As a result, many wireless OEMs are currently working with qualified vendors to design and manufacture new systems and components for 3G networks. For example, wider bandwidth channels and greater data transmissions will require next generation, multi-channel power amplifiers that are highly linear and compatible with the new 3G frequencies. In addition, we believe that many OEMs are outsourcing more of their needs for certain wireless communications equipment, such as next generation power amplifiers, which, prior to 3G, were primarily manufactured in-house by OEMs. For these reasons, we believe that the build out of new 3G networks will create substantial new product opportunities for some qualified vendors which, in the case of next generation power amplifiers, we estimate to be in the $1.0 to $2.0 billion range annually.

     The deployment of 3G networks will also require a greater number of base stations per coverage area because of increased propagation losses at the higher frequencies and the need for greater accuracy of data transmissions. As a result, despite the increased efficiency of base station technology, we believe the number of base stations required to support 3G will likely increase by two to four times the 1G equivalent for the same coverage area. We believe we are well positioned to capitalize on the 3G spending cycle.

  Wireless Geolocation Markets

     We believe based on our recent contract wins with both Verizon Wireless and AT&T Wireless that the market for ancillary wireless services, particularly E 911, is developing. As new wireless technologies advance in capability and the number of subscribers grows, increased governmental focus in the U.S. is being placed on automatically identifying the location of wireless 911 callers to the local police or fire department. According to the Cellular Telecommunications & Internet Association, there were over 51 million wireless calls to 911 in the U.S. in 2000, an 18.0% increase over 1999. Previous solutions did not accurately identify the location of the caller or dispatch center, creating a need for a more effective solution. To promote the availability of accurate geolocation services for wireless 911 calls in the U.S., the FCC has adopted regulations that require carriers to begin implementing geolocation capabilities based on strict standards. Geolocation solutions are being deployed or evaluated by a number of carriers in the U.S. that must comply with the new FCC regulations.

     Equipment suppliers and carriers have been developing a variety of network-based and handset-based solutions to provide enhanced 911, or E 911, geolocation capabilities. Our network-based GEOMETRIX product is capable of meeting the requirements established by the FCC and meeting the needs of mobile carriers, putting us in a favorable position to capitalize on the growth of E 911 network spending. This capability is expected to lead to multiple product application opportunities for telecommunications equipment manufacturers. Opportunities include ancillary services such as fleet management, concierge services, mobile commerce and wireless information directories.

KEY ACQUISITIONS

     We focus our acquisition efforts on companies with strong engineering and technical capabilities, proven management teams, superior products and strong customer relationships. Our acquisitions have been an important element in strengthening our management team, growing our business, extending our international presence and expanding our product and service offerings and technological expertise. Since 1990, we have acquired a number of companies, including the following key companies:

YEAR        COMPANY ACQUIRED       PRIMARY LOCATION   PRIMARY PRODUCTS OR SERVICES ACQUIRED
----        ----------------       ----------------   -------------------------------------
2001   Bartley R.F. Systems, Inc.     U.S.            RF filters and filter-related
                                                      subsystems
1997   Telia S.A.                    France           Power amplifiers
1996   Tekmar Sistemi S.r.l.          Italy           In-building coverage systems
1994   MIKOM G.m.b.H                 Germany          Repeaters
1994   FOREM S.r.l                    Italy           Base station subsystems and components
1992   Comsearch                      U.S.            Wireless engineering services
1992   Decibel Products               U.S.            Base station antennas
1990   Grayson Wireless               U.S.            Repeaters

---------------
Note: Many of our acquisitions were completed in stages. The years of acquisition set forth in the table represent, in each such case, the first year in which we owned a majority of the acquired company, the balance of which we acquired in subsequent years. Decibel Products and Comsearch were owned by Alliance Telecommunications Corp., which we acquired in 1992.

PRODUCTS AND SERVICES

     Our products and services consist of five product lines: (i) Base Station Subsystems and Components; (ii) Repeaters and In-Building Coverage Products;
(iii) Base Station and Mobile Antennas; (iv) Geolocation Products; and (v) Wireless Engineering and Consulting Services. We provide our products and services on a global basis to many of the world's largest OEMs and carriers. We expect our business to benefit from the need for expanded coverage, greater capacity and improved performance of existing and emerging wireless networks.

  Base Station Subsystems and Components

     We are one of the largest suppliers of base station subsystems and components, supplying many different customized subsystems and components that are incorporated in OEM equipment for cell site installation. Our products serve all major wireless standards and frequencies, including emerging 3G networks. Our base station subsystems and components include:

     - Filters that ensure that incoming signals are received and outgoing signals are transmitted clearly and without interference;

     - Duplexers that are stationed at most cell site transceivers to allow a single antenna to be used for the simultaneous transmission and reception of radio signals;

     - Power Amplifiers that enhance the reception of weak signals or boost outgoing signals, including low noise and tower mounted amplifiers;

     - Combiners that combine multiple radio frequencies for delivery to one antenna system;

     - Auto-Tune Combiners that adjust automatically to changes in frequencies;

     - Microwave Radios that are used primarily to provide, at selected frequencies, communication links between a base station and the network; and

     - Related Products, such as equipment racks, connectors and cables.

     These products are marketed and sold primarily under the FOREM, Decibel Products and Telia names and accounted for $183.0 million, or 46.3%, and $190.9 million, or 48.6%, of our total sales in 2001 and 2000, respectively.

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

  Repeaters and In-Building Coverage Products

     Our repeaters and in-building coverage products support both coverage and capacity enhancement for carriers. We provide turnkey, customized product applications for major projects throughout the world involving highway tunnels, subway and railway systems, airports, convention centers and the Australian Olympic venues. Our products include:

     - Repeaters that expand coverage and fill coverage gaps caused by obstructions, such as mountains, tunnels and buildings, including high power and low power off-air repeaters and optical repeaters;

     - Distributed Antenna Systems for mobile wireless communications, broadcasting, high speed data links and broadband coverage systems, including low power fiber optic and cable distributed antennas;

     - Bi-Directional Boosters that amplify transmitted and received signals at the cell site; and

     - Test Equipment and Analysis Software that measure and analyze radio transmission characteristics for optimization of wireless communications networks.

     These products are marketed and sold under the MIKOM, Grayson Wireless and Tekmar Sistemi names, and accounted for $94.5 million, or 24.0%, and $78.8 million, or 20.1%, of our total sales in 2001 and 2000, respectively.

  Base Station and Mobile Antennas

     We are a leading manufacturer of base station and mobile antennas serving all major wireless standards and frequencies. We manufacture a comprehensive line of base station antennas, including:

     - Omni Antennas that broadcast signals in a full 360-degree circular pattern;

     - Directional and Panel Antennas that concentrate signals in a particular direction, thereby increasing capacity and coverage;

     - Sectorized Array Antennas that generate multiple beams; and

     - Broadband Antennas that process multiple frequency bands on a single antenna.

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

     We also provide mobile vehicular antennas that allow two-way communications, including dual band, glass-mounted and global positioning antennas. We design and develop new vehicular antennas to address changing wireless technologies and introduced a series of wireless data service antennas. In addition, we provide mobile antennas for satellite-based digital audio radio systems.

     Our base station and mobile antenna products and services are marketed under the Decibel Products and Antenna Specialists names, and accounted for $88.2 million, or 22.4%, and $97.8 million, or 24.9%, of our total sales in 2001 and 2000, respectively.

  Geolocation Products

     We are one of two recognized suppliers of network-based geolocation systems capable of providing carriers with the equipment and software necessary to locate wireless 911 callers. Our GEOMETRIX wireless location system is based on position calculations utilizing time difference of arrival, or TDOA, and angle of arrival, or AOA, triangulation techniques. We believe our network-based GEOMETRIX product is capable of exceeding the accuracy and reliability requirements set by the FCC for E 911 networks. Our system can locate calls which transition between analog and digital sites, and calls in which the caller is a subscriber, roamer or non-subscriber. Our GEOMETRIX product can be used with all air interfaces including AMPS, TDMA, CDMA, GSM and iDEN, and requires no changes in wireless service and no modifications or replacement of existing handsets. In addition, our system was designed to accommodate a variety of location-based services, such as fleet management, concierge services, mobile commerce, wireless information directories and other location dependent services. Our geolocation products accounted for $7.8 million, or 2.0%, of our total sales during 2001. These products did not account for any of our sales in 2000 or 1999.

     In October 2001 we installed and activated the nation's first wireless E 911 caller location system in St. Clair County, Missouri. The GEOMETRIX location system's actual performance has exceeded the Phase II location accuracy standards set by the FCC. Our network-based GEOMETRIX product was also recently selected by AT&T Wireless to provide wireless 911 caller location systems for installation in selected TDMA AT&T Wireless networks. See "-- Recent Developments -- Agreement with AT&T Wireless."

  Wireless Engineering and Consulting Services

     We are a leading provider of frequency planning and microwave coordination services as well as wireless network design and field engineering services. These services are provided to carriers to assist in determining and analyzing network coverage requirements based on area topography and demographics. Our engineering expertise in spectrum sharing, microwave interconnectivity and cell system design has enabled us to obtain orders from most major domestic carriers. Our spectrum sharing software is currently licensed and utilized by major operators and consultants to perform analysis in most domestic PCS markets, and our software for microwave interconnectivity is operational in Asia, Europe, North America and South America.

     Our wireless engineering and consulting services are marketed and provided under the Comsearch name and accounted for $21.1 million in sales, or 5.3%, and $25.1 million, or 6.4%, of our total sales in 2001 and 2000, respectively.

  Other Information

     See Note 8 of the Notes to Consolidated Financial Statements for additional financial information regarding our products or services. See also Item
7 -- "Management Discussion and Analysis of Financial Conditions and Results of Operations" for additional information regarding seasonality and backlog.

CUSTOMERS

     We sell our products and services to OEMs, carriers and product distributors located throughout the world. The OEM market for our products consists of a relatively small number of potential customers. The carrier market for our products, while experiencing some consolidation, is a larger and more broadly dispersed market.

     During 2001, our OEM customers accounted for 42.6% of our total sales and our carriers accounted for 57.4% of our total sales. During 2001, Siemens AG accounted for 10.2% of our sales and was our only customer to account for more than 10.0% of our total sales. Our top ten customers for 2001 were:

        Alcatel SA                                         Nortel Networks Corporation
        AT&T Wireless, Inc.                                Orange SA
        Lucent Technologies Inc.                           Siemens AG
        Motorola, Inc.                                     Sprint Corporation
        Nextel Communications, Inc.                        Verizon Wireless

     During 2001, our customers located outside the U.S. accounted for 60.8% of our total sales. We believe that, since many of our domestic customers incorporate our products into their products, many of which are ultimately delivered to end-users located outside the U.S., a higher percentage of our products is ultimately delivered to customers located outside the U.S.

SALES AND MARKETING

     We dedicate a specific team of experienced and knowledgeable engineering, sales and marketing professionals to market our products directly to each OEM customer and many of our carrier customers. Each dedicated team provides engineering and customer service support throughout and after the sales and development cycle of a specific product, thereby developing collaborative working relationships between our team and our customers' management, engineering, technical, design, purchasing and production personnel. This collaboration with multiple levels of a customer's organization, particularly during the design, qualification and early production phases, allows us to become an integral part of new product development and a logical supplier of products for our customers.

     We market and sell our products and services worldwide to carriers primarily through our direct sales forces. We maintain sales offices in the following 19 countries: Argentina, Australia, Austria, Brazil, Canada, China, the Czech Republic, France, Germany, India, Italy, Mexico, Norway, Peru, Singapore, Slovakia, Switzerland, the United Kingdom and the U.S. We supplement our direct sales force with a network of manufacturers' representatives. Our sales personnel are responsible for managing specified carrier accounts and specified products or groups of products in their sales territories. These sales personnel have the engineering and technical expertise to identify carriers' needs and provide them with tailored solutions or off-the-shelf products.

RESEARCH AND DEVELOPMENT

     We believe that our research and development competencies are key reasons for our industry leadership position and are critical to our continued success. Because the wireless communications industry is characterized by rapidly changing technologies and evolving customer specifications and industry standards, providers of products and services to the industry must continually focus on their research and development efforts. Each of our product lines consists of highly engineered, innovative products for our customers.

     Generally, our research and development efforts are managed and focused on a product by product basis. We have 12 research and development facilities located in the Czech Republic, France, Germany, Italy and the U.S. and as of December 31, 2001 we employed approximately 425 engineers and other technical personnel who are dedicated to our research and development and other engineering efforts. Our research and development and other engineering efforts generally can be characterized as follows:

     - we collaborate closely with many of our customers to design and build new products or modify existing products to exacting specifications required by our customers for their network systems and solutions;

     - we design and manufacture enhancements and improvements to our existing products in response to our OEM or carrier customers' requests or feedback; and

     - we independently design and build new products in anticipation of changing wireless communications technologies, evolving customer specifications and industry standards, developing market opportunities or changing market dynamics.

     As a result of our collaborative relationships with our customers, we believe we are able to compete more effectively. Collaboration with our customers allows us to:

     - reduce the costs and minimize the risks of research and development for us and our customers;

     - reduce the costs and time associated with establishing new markets for our products;

     - establish ready markets for our products that meet our customers' specifications;

     - solidify and enhance our working relationships with our customers; and

     - share our technical expertise and experience with our customers.

     For additional information concerning research and development expenditures, see "Research and Development Costs" in Note 1 of Notes to Consolidated Financial Statements on page F-9 in this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY

     We hold over 100 patents, and have a number of patents pending, in the U.S., Canada and certain European countries. While we consider our patents to be of significant value, we believe that our technological position depends primarily on the experience, the technical competence and the creative ability of our engineering and production staff in the areas of product design and manufacturing. We also hold a number of registered trademarks to protect certain of our brand names.

     We zealously protect our patents, copyrights, trademarks, trade secrets and other proprietary information and intellectual property. Our company policies require our key employees and any third party to whom we release proprietary information to execute confidentiality agreements.

MANUFACTURING

     We believe that our core competencies of product design technology, engineering expertise, proprietary manufacturing processes and comprehensive testing permit us to consistently meet or exceed our customers' quality specifications. All of our OEM and many of our carrier customers have recognized our ability to consistently meet or exceed exacting product specifications by granting us qualified vendor status, which gives us a competitive advantage over our competitors who have not achieved that status. We maintain 16 manufacturing facilities located in Australia, Brazil, China, the Czech Republic, France, Germany, Italy, Mexico and the U.S., most of which are ISO-9001 or ISO-9002 certified.

     A substantial amount of our component production is outsourced to contract manufacturers, many of whom also hold such ISO-9001 or ISO-9002 certification. Our practice of outsourcing a portion of our manufacturing needs permits us to maintain a flexible workforce and meet fluctuating customer demands and requirements.

     We generally attempt to utilize several alternative supplier sources for the raw materials, subsystems and components required for our products. For certain raw materials or components, however, we utilize a small number of suppliers and, in very few instances, a single source supplier. In these instances, we believe the risks associated with purchasing raw materials or components from a limited number of suppliers are justified by the suppliers' commitment to us, which is consistent with our commitment to our customers, to provide lower pricing, more timely delivery and higher quality. We believe that, together with our contract manufacturers and planned manufacturing plant expansion, we have the capacity to meet the anticipated orders for our products.

BUSINESS SEGMENTS, FOREIGN OPERATIONS AND EXPORT SALES

     Information relating to the Company's business segments, foreign and domestic operations and export sales is included herein on pages F-22 and F-23, "Industry Segment and Geographic Data", in Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

COMPETITION

     The base station subsystems and components market for our products is highly competitive. In the base station subsystems and components market, we compete primarily with Allgon AB, Filtronic PLC, Radio Frequency Systems, Inc., a division of Alcatel SA, and REMEC, Inc.

     There is an increasing number of competitors supplying products and services to carriers. Our primary competitors for our base station and mobile antenna products are Allgon AB, Andrew Corporation, EMS Technologies, Inc., Kathrein, Inc. and Radio Frequency Systems, Inc., a division of Alcatel SA. For our repeater, test and measurement equipment and in-building coverage products, our primary competitors are Agilent Technologies, Inc., Allgon AB, Kathrein, Inc., LGC Wireless Inc. and Repeater Technologies, Inc. Our primary competitors for our wireless engineering and consulting services are LCC International and Wireless Facilities, Inc. In the geolocation products market, our primary competitor for our geolocation products is TruePosition, Inc. In addition, competitors for our geolocation products include a number of manufacturers who have developed or proposed handsets for the handset-based geolocation solution.

     We believe that we are currently one of the top three competitors in the markets for our base station subsystems and components, repeaters and in-building products and base station antennas, and are a leading competitor in the markets for our wireless engineering and consulting services and mobile antennas. Some of our competitors have substantially greater financial, marketing and other resources and better name recognition than we do. We believe the principal factors that allow us to compete effectively in our marketplace include:

     - our ability to manufacture high volume, quality products in a timely manner;

     - the strength of existing customer relationships;

     - proximity to existing and potential customers of our sales force, product development and manufacturing facilities;

     - low cost production and competitive pricing;

     - our strong reputation and well-recognized brands;

     - accountability and customer service;

     - financial resources;

     - management expertise; and

     - expertise in existing and emerging technologies.

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

     Our business depends on the availability of radio frequencies to carriers for use in the operation of two-way wireless communications systems. Radio frequencies are subject to extensive regulation under the laws of the United States, foreign laws and international treaties. Each country has different regulations and regulatory processes for wireless communications equipment and uses of radio frequencies. The regulatory environment in which our customers operate is subject to significant change, the results and timing of which are uncertain. The process of establishing new regulations for wireless frequencies and allocating such frequencies to carriers is complex and lengthy. For example, in many countries, including the U.S., it may take years before 3G wireless communications will be available to the public because of the need to:
(i) determine what frequencies to use for the service; (ii) clear the necessary spectrum of its current users, if necessary; (iii) establish regulations for this new wireless service; (iv) auction the spectrum or otherwise determine the frequency licensees; and (v) build out the necessary infrastructure. Our customers and potential customers may not be able to obtain spectrum licenses for their planned uses of our equipment. Failure by the regulatory authorities to allocate suitable, sufficient radio frequencies for such uses in a timely manner could deter potential customers from ordering our products and seriously harm our business.

     Unlike calls placed from landline telephones in the U.S., calls for emergency assistance from wireless phones are not currently traceable to specific locations. In response to this public safety issue, the FCC issued a series of orders requiring that carriers implement a system to locate callers as early as October 2001. The rules specify that network-based solutions must cover either one-half of such carrier's coverage area or one-half of such carrier's subscribers commencing the later of October 1, 2001 or six months after the local public safety answering point has requested the service, and the entire coverage area or all subscribers by October 1, 2002 or within 18 months of a request by a local public safety answering point, whichever is later. Carriers choosing handset-based systems must begin marketing handsets commencing October 1, 2001 and may activate only handsets that are geolocation-capable after December 31, 2002. Handset-electing carriers will further be required to have reached 95% penetration of all handsets with geolocation capability by December 31, 2005. Carriers must choose between satisfying the FCC's requirements under a handset-based approach or a network-based approach or petition the FCC for a waiver allowing an extension of the implementation deadline for a hybrid or different approach. We offer a network-based system for locating cellular phone users making 911 calls. Most carriers, however, have indicated to the FCC that they will adopt handset-based or other alternative solutions. Most carriers are seeking waivers and/or delays in the FCC's implementation of these requirements and the FCC has granted a waiver to one carrier allowing a hybrid approach and delaying such carrier's implementation requirements. Our sales of this product will be affected by any changes in the FCC's E 911 rollout or other requirements, by the decisions of carriers to use network-based, handset-based or other E 911 systems and the timing of requests made by local public safety answering points.

EMPLOYEES

     As of December 31, 2001, we had approximately 2,700 employees. We believe our future success will depend on our continued ability to attract, retain, integrate and motivate qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppage in any of our existing businesses. We place a high value on maintaining a rewarding work environment for our employees, who we believe are a key factor in our success. We consider our relationship with our employees to be good.

ABOUT US

     Allen Telecom was founded in 1928 as Allen Electric & Equipment Company. We have repositioned our business through a series of strategic acquisitions and divestitures during the 1990s and have been known as Allen Telecom Inc. since February 1997. Our common stock was first listed on the New York Stock Exchange in September 1971.

     Our executive offices are located at 25101 Chagrin Boulevard, Beachwood, Ohio 44122-5687, and our telephone number is (216) 765-5800.

     Allen Telecom, Antenna Specialists, Comsearch, Decibel, Extend-A-Cell, FOREM, GEOMETRIX, Grayson Wireless, MIKOM, On-Glass, Tekmar Sistemi and Telia are our trademarks, registered trademarks, service marks or registered service marks in the U.S. or other jurisdictions that are mentioned in this prospectus. All other trademarks, servicemarks or trade names referred to in this prospectus are the property of their respective owners.

ITEM 2 -- PROPERTIES

     As of December 31, 2001, our continuing operations were conducted in 54 facilities in ten states in the United States and 19 foreign countries. Our product development, manufacturing and distribution facilities for our Wireless Communications Equipment segment occupy approximately 1.2 million square feet of which approximately 1.0 million square feet are rented under operating leases. Our principal manufacturing and service facilities for the Wireless Communications Equipment segment are located in Australia, Brazil, China, the Czech Republic, France, Germany, Italy, Mexico, Massachusetts, Nevada, Ohio, Texas and Virginia. Our Wireless Engineering and Consulting Services segment leases approximately 67,000 square feet in Virginia.

     All machinery, plants, warehouses and office spaces are in good condition and are reasonably suited and adequate for the purposes for which they are presently used.

ITEM 3 -- LEGAL PROCEEDINGS

     On December 11, 2001, a lawsuit was filed against us in the United States District Court for the District of Delaware by a competitor, TruePosition, Inc., and its subsidiary, KSI, Inc. The plaintiffs allege that we, through our Grayson Wireless Division, have infringed three patents in connection with our GEOMETRIX wireless geolocation business. The plaintiffs seek injunctive relief, compensatory and treble damages and attorneys' fees. In our answer filed on January 18, 2002, we have denied the plaintiffs' allegations and have asserted a counterclaim against the plaintiffs of infringement of one of our patents. We believe that we have meritorious defenses against the claims asserted by the plaintiffs, and intend to vigorously defend the lawsuit. However, we cannot assure you that we will ultimately prevail in this action. Whether we ultimately win or lose, litigation could be time-consuming and costly and injure our reputation. If the plaintiffs prevail in this action, we may be required to negotiate royalty or license agreements with respect to the patents at issue, and may not be able to enter into such agreements on acceptable terms. Any limitation on our ability to provide a service or product could cause us to lose revenue-generating opportunities and require us to incur additional expenses. We may also be required to indemnify our customers for any expenses or liabilities resulting from the claimed infringements. These potential costs and expenses, as well as the need to pay any damages awarded in favor of the plaintiffs, could adversely affect the Company's business, financial position, results of operations or cash flow.

     We are also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of our business involving such matters as contract disputes, product liability, casualty claims, employment practices and intellectual property infringement. We do not believe that such other litigation, if adversely determined, would have a material adverse effect on our business, financial position, results of operations or cash flow.

     For additional information see the last paragraph of Note 5, "Commitments and Contingencies" on page F-17 of this Annual Report on Form 10-K.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS

     Our executive officers and their respective ages and positions are set forth below.

NAME                                        AGE                         POSITION
----                                        ---                         --------
Robert G. Paul............................  59    President, Chief Executive Officer and Director
Robert A. Youdelman.......................  59    Executive Vice President and Chief Financial Officer
Peter G. de Villiers......................  48    Vice President
James L. LePorte, III.....................  47    Vice President -- Finance
Laura C. Meagher..........................  41    Secretary and General Counsel
Roger L. Schroeder........................  48    Treasurer and Assistant Secretary

---------------

     Set forth below is biographical information for our executive officers listed above.

     Robert G. Paul has been our President since December 1989 and our Chief Executive Officer since February 1991 and has served as a director since March 1990. He was our Chief Operating Officer from December 1989 to February 1991, Senior Vice President -- Finance from April 1987 to December 1989, Vice President -- Finance from January 1987 to April 1987 and a Vice President from 1974 to January 1987. He also was President of the Antenna Specialists Company from 1978 to June 1990. Mr. Paul joined us in 1970 as an Assistant to the President and also served as Assistant Treasurer from 1970 to 1972. He was elected our Treasurer in 1972 and Vice President and Treasurer in 1974. Mr. Paul also is a Director of Rogers Corporation.

     Robert A. Youdelman joined us in 1977 as Director of Taxes and was elected Vice President -- Taxation in February 1980. In December 1989, he was elected our Senior Vice President -- Finance, Chief Financial Officer and Assistant Secretary and was promoted to Executive Vice President in February 1997. Mr. Youdelman is an attorney.

     Peter G. de Villiers joined us in July 1992 upon our acquisition of Alliance Telecommunications Corporation, where he served as Vice
President -- Marketing and Sales from March 1991 to June 1993. Mr. de Villiers served as Vice President -- Strategic Planning for a subsidiary of Allen Telecom upon the merger of Alliance into the subsidiary in June 1993 until February 1997. In February 1997, he was elected Vice President.

     James L. LePorte, III joined us in 1981 as Senior Financial Analyst. In 1983, he was appointed Manager of Financial Analysis and, in 1984, was named Assistant Controller. Mr. LePorte was elected our Controller in April 1988, elected a Vice President in December 1990, and served as our Treasurer from September 1995 to February 1999. Mr. LePorte was elected Vice
President -- Finance in April 1999.

     Laura C. Meagher joined us in 1999 as Corporate Counsel and was elected Secretary and General Counsel in September 1999. Prior to joining us, Ms. Meagher was an attorney with the law firm of Benesch, Friedlander, Coplan & Aronoff LLP, Cleveland, Ohio, from September 1989 to August 1999.

     Roger L. Schroeder joined us in 1981 as an Internal Auditor. In 1984, he was appointed Manager of Financial Analysis. He was promoted to Director of Financial Analysis in 1988 and named Director of Financial Analysis and Insurance in 1993. Mr. Schroeder was elected Assistant Secretary in December 1992 and Assistant Treasurer in April 1997, and was promoted to Treasurer and Assistant Secretary in February 1999.

     There is no family relationship between any of our executive officers. All of our officers hold office until the first meeting of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been traded on the New York Stock Exchange since September 1971 under the symbol "ALN." Our common stock is also listed on the Pacific Exchange. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as reported by the Dow Jones Composite, which includes the New York Stock Exchange, the American Stock Exchange and all regional markets.

                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 1999:
First Quarter...............................................  $ 8.69   $ 4.50
Second Quarter..............................................   11.88     5.75
Third Quarter...............................................   11.50     7.88
Fourth Quarter..............................................   12.38     8.00

YEAR ENDED DECEMBER 31, 2000:
First Quarter...............................................  $19.94   $10.56
Second Quarter..............................................   20.00    12.88
Third Quarter...............................................   21.94    15.69
Fourth Quarter..............................................   24.00    14.13

YEAR ENDED DECEMBER 31, 2001:
First Quarter...............................................  $21.75   $11.60
Second Quarter..............................................   15.00    10.80
Third Quarter...............................................   14.80     6.63
Fourth Quarter..............................................    9.64     6.85

     On February 26, 2002, there were approximately 1,652 holders of record of our common stock. For the years ended 1996 through 2001 the Company paid no cash or stock dividends.

     The Company's debt agreements restrict, under limited circumstances, our ability to pay cash dividends without the bank's consent. Further, our ability to pay cash dividends may be dependent, in part, on our subsidiaries' ability to make cash dividends and other payments to us.

     For additional information see the last paragraph of Note 2, "Financing," on Page F-12 and Note 9 on Page F-24 of this Annual Report on Form 10-K.

ITEM 6 -- SELECTED CONSOLIDATED FINANCIAL DATA

     Selected consolidated financial data of the Company for each of the past five years is as follows (amounts in thousands, except per share data):

                                            1997       1998       1999       2000       2001
                                          --------   --------   --------   --------   --------
Sales...................................  $435,253   $390,644   $336,213   $392,608   $394,601
Income (loss) from continuing
  operations............................    23,981     (5,512)    (5,218)    10,753     (1,823)
Income (loss) per common share from
  continuing operations
     Basic..............................      0.89      (0.21)     (0.19)      0.38      (0.06)
     Diluted............................      0.88      (0.21)     (0.19)      0.38      (0.06)
Total assets............................   514,433    465,585    451,430    473,022    511,956
Total debt..............................   104,034    140,233    123,086    138,435    152,848
Cash dividends declared per common
  share.................................        --         --         --         --         --

     See also "Critical Accounting Policies" as set forth in Item
7 - Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22 of this Annual Report on Form 10-K.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in a separate section beginning on page F-1 of this Report.

OVERVIEW

     We design, manufacture and market wireless communications infrastructure equipment and provide wireless engineering and consulting services for the global wireless communications markets. Our products and services improve the capacity, coverage and performance of wireless networks, including emerging 3G networks. As part of our commitment to our customers' evolving needs, we have also developed new products for E 911 geolocation and other emerging wireless equipment markets such as next generation power amplifiers. Our products and services serve all major wireless standards and frequencies.

     We were founded in 1928 as Allen Electric & Equipment Company and have been listed on the New York Stock Exchange since September 1971. We repositioned our business through a series of strategic acquisitions and divestitures during the 1990s and have been known as Allen Telecom Inc. since February 1997.

     Sales. Our sales are derived primarily from wireless infrastructure equipment and engineering services provided to wireless communications original equipment manufacturers, or OEMs, and carriers. We make the majority of our communications equipment sales pursuant to orders received under master purchase agreements or specific purchase contracts, and our wireless engineering services are typically provided on the basis of time and materials or specific service contracts. Sales are recorded at the time products are shipped or services are performed.

     We derive a significant portion of our sales from some of the world's largest carriers and OEMs. Our top 10 customers accounted for 47.7%, 55.2% and 55.2% of total sales in 1999, 2000 and 2001, respectively. Siemens AG, our largest customer in 2001, accounted for 10.2% of total sales in 2001. Siemens AG was the only customer in 2001 to account for more than 10% of total sales. In 2000, Nortel Networks Corporation accounted for 15.2% of total sales and was the only customer to account for more than 10% of sales. No individual customer accounted for more than 10% of our total sales in 1999.

     We manufacture, distribute and market our products to the following geographic regions: Asia, Australia, Europe, Latin America and North America. International sales constituted approximately 58.7%, 58.5% and 60.8% of total sales in 1999, 2000 and 2001, respectively. We expect international sales as a percentage of total sales to increase over the next several years as we benefit from the expected build out of 3G wireless networks, primarily in Europe, although increasing sales of geolocation products in the United States are expected to mitigate this trend. Export sales from the U.S. are primarily to major carriers and are typically payable in U.S. dollars. European-based sales are to major OEMs and carriers, and are typically denominated in Euros. As a result of our international position, we are subject to foreign currency translation fluctuations that impact the amount of sales we report in U.S. dollars for financial reporting purposes. Other than these translation effects, we do not believe that such currency fluctuations have significantly impacted our competitive position or our sales to domestic or international customers for either our U.S. or international operations.

     Our annual revenue growth in the past few years has been largely dependent upon the overall growth rate of wireless telecommunications infrastructure equipment spending, which includes spending by both OEMs, principally for our base station subsystems and components product line, and carriers for our other product lines. An independent study by the Yankee Group in September 2001 indicates that wireless telecommunications equipment spending will increase slightly from $99.4 billion in 2001 to $100.1 billion in 2002. Several of our OEM customers have publicly indicated that 2002 revenues are difficult to forecast based upon industry uncertainties. However, certain OEMs have provided guidance that suggests lower sequential revenue in the first quarter of 2002, followed by modest sequential growth in the second half of 2002. Our carrier customers have provided limited public guidance with respect to their 2002 capital spending, and many of them have reduced their capital spending budgets based upon their own cash flow and profitability restraints. We cannot be certain that our results in any particular period will be consistent with future wireless telecommunications spending patterns of OEMs and carriers.

     Our historical sales have reflected seasonal fluctuations due to the effect of less infrastructure build out and product installations in the winter months, primarily as a result of the impact of inclement weather conditions in the large northern hemisphere markets of Europe and North America.

     We report our sales in two segments, Wireless Communications Equipment and Wireless Engineering and Consulting Services. Our Wireless Communications Equipment segment consists of four product lines. The following table sets forth our sales by segments and product lines:

                                                         YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------
SALES BY SEGMENTS AND PRODUCT LINES               1999             2000             2001
-----------------------------------          --------------   --------------   --------------
                                                               ($ MILLIONS)
Wireless Communications Equipment:
  Base Station Subsystems and Components...  $143.3    42.6%  $190.9    48.6%  $183.0    46.3%
  Repeaters and In-Building Coverage
     Products..............................    93.5    27.8%    78.8    20.1%    94.5    24.0%
  Base Station and Mobile Antennas.........    76.8    22.9%    97.8    24.9%    88.2    22.4%
  Geolocation Products.....................      --      --       --      --      7.8     2.0%
                                             ------   -----   ------   -----   ------   -----
     Total Wireless Communications
       Equipment...........................   313.6    93.3%   367.5    93.6%   373.5    94.7%
Wireless Engineering and Consulting
  Services.................................    22.6     6.7%    25.1     6.4%    21.1     5.3%
                                             ------   -----   ------   -----   ------   -----
     Total Sales...........................  $336.2   100.0%  $392.6   100.0%  $394.6   100.0%
                                             ======   =====   ======   =====   ======   =====

     Backlog. Backlog includes all purchase orders and contracts for products and services with requested delivery dates within one year. Generally, purchase orders are subject to cancellation at the request of the customer. Cancelled orders are, in some instances, subject to cancellation or restocking charges payable to us.

     Cost of Sales. Cost of sales consists primarily of: (i) direct material costs of production components; (ii) production salaries, wages and employee benefits; (iii) fees paid to contract manufacturers; (iv) costs of our manufacturing facilities, including rent, depreciation, utilities, maintenance and insurance; and (v) indirect supervisory manufacturing salaries, wages and employee benefits.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses generally include salaries, wages, commissions, employee benefits, travel and entertainment, communications, third party professional fees, bad debt expense and a portion of facility expenses related to sales and administrative activities.

     Research and Development and Product Engineering Costs. Research and development and product engineering costs relate to our engineering and technical operations and include salaries, wages, employee benefits, test equipment, test labs, third party contract research, prototype expenses and related facility expenses. Over the last three years, we have invested a significant portion of our research and development resources in our new initiatives, including products for emerging 3G networks, E 911 geolocation products and next generation power amplifiers.

     Other Income, Net. Other income, net principally includes non-recurring gains and losses relating to the sale of investments.

     Income Taxes. We operate our business in 19 countries and accrue and pay income taxes in each of those countries in accordance with each country's tax rates and rules.

     Reporting Matter. In order to facilitate the timely preparation of our financial statements on a consolidated basis, we historically included the results of our principal European operations on a two-month delayed basis. Effective January 1, 2001, such European operations changed their fiscal year-end from October 31 to December 31, consistent with the balance of our operations. The results of operations (net income of $2.4 million) for these European operations for November and December 2000 were recorded directly to retained earnings in the first quarter of 2001. The results of operations for the period January 1, 2001 through December 31, 2001 were included in the 2001 reported results of operations.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated results of operations as a percentage of sales for the periods shown:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     2000     2001
                                                              ------   ------   ------
Sales.......................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   73.5     70.7     75.1
                                                              -----    -----    -----
  Gross profit..............................................   26.5     29.3     24.9
Operating expenses:
  Selling, general and administrative expenses..............   16.3     13.8     14.4
  Research and development and product engineering costs....    8.3      6.5      6.6
  Amortization of goodwill..................................    2.1      2.0      2.0
                                                              -----    -----    -----
Operating (loss) income.....................................   (0.2)     7.0      1.9
Other income, net...........................................    1.0       --       --
Net interest expense........................................    2.4      2.3      2.6
                                                              -----    -----    -----
(Loss) Income before taxes and minority interests...........   (1.6)     4.7     (0.7)
Benefit from (provision for) income taxes...................    0.5     (1.9)     0.3
Minority interests..........................................   (0.5)      --     (0.1)
                                                              -----    -----    -----
(Loss) income from continuing operations....................   (1.6)%    2.8%    (0.5)%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Sales. Sales increased slightly to $394.6 million in 2001 from $392.6 million in 2000. As a result of the lower-valued Euro compared to the U.S. dollar, our reported sales, when translated into U.S. dollars, were $5.3 million lower in 2001 than they would have been had the average exchange rate remained constant from 2000 to 2001.

     Sales from our Wireless Communications Equipment segment increased $6.0 million, or 1.6%, to $373.5 million in 2001 from $367.5 million in 2000 primarily due to greater demand for repeater and in-building coverage products and sales of geolocation products, partially offset by a decline in sales of base station subsystems and components and base station and mobile antennas. Sales of repeater and in-building coverage products increased 20.0% in 2001 from 2000 due primarily to increased repeater sales to European carriers. The decrease in sales of base station subsystems and components and base station and mobile antennas products was principally attributable to a decline in base station deployments around the world as well as increased competition which resulted in lower pricing to our customers.

     Sales from our Wireless Engineering and Consulting Services segment decreased $4.0 million, or 16.1%, to $21.1 million in 2001 from $25.1 million in 2000 primarily due to a decrease in demand in the U.S. for consulting services by fixed wireless operators. Sales in the last four months of 2001 were particularly weak, partially due to a decrease in consulting activity following the attack of September 11, 2001.

     International sales constituted approximately 58.5% and 60.8% of total sales in 2000 and 2001, respectively. This increased percent of international sales is attributable to the increase in sales of repeater products to European carriers and an increase in sales of base station antennas in China. Geographically, all regions experienced a small decrease in sales in 2001 from 2000, with the exception of Asia, which had an increase in customer sales to China.

     Backlog. Backlog increased $12.1 million, or 10.9%, to $123.4 million at December 31, 2001 from $111.3 million at December 31, 2000. Backlog for our Wireless Communications Equipment segment increased $15.7 million to $122.6 million at December 31, 2001 from $106.9 million at December 31, 2000 principally due to the acquisition of Bartley R.F. Systems, Inc. ("Bartley") and a significant increase in the backlog for geolocation products. Backlog of all other product lines declined by $41.1 million from year to year. Backlog for our Wireless Engineering and Consulting Services segment decreased $3.5 million to $0.9 million at December 31, 2001 from $4.4 million at December 31, 2000.

     Gross Profit. Gross profit decreased $16.7 million, or 14.5%, to $98.3 million in 2001 from $114.9 million in 2000. Our gross profit margin decreased to 24.9% in 2001 from 29.3% in 2000 principally due to higher restructuring costs charged to cost of sales, increased price discounting, and changes in product mix with more sales of lower margin coverage projects, microwave radio and booster products and less sales of higher margin measurement and software products. Restructuring charges of $1.0 million were recorded in 2001 compared with restructuring charges of $0.1 million recorded in 2000. Excluding restructuring charges, our gross profit margins would have been 25.2% in 2001 and 29.3% in 2000. For more information on restructuring costs please refer to
Note 12 in the Notes to Consolidated Financial Statements.

     Gross profit margins for our Wireless Communications Equipment segment decreased to 24.9% in 2001 from 28.5% in 2000 and, excluding restructuring charges, would have been 25.2% in 2001 and 28.6% in 2000. This decline in gross profit margin is attributable to more competitive pricing and increased sales of lower margin products, including boosters, microwave radios and coverage projects.

     Gross profit margins for our Wireless Engineering and Consulting Services segment decreased to 25.6% in 2001 from 39.0% in 2000 primarily due to decreased sales of higher margin software, and decreased utilization of our engineers for various engineering services projects.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million, or 4.6%, to $56.8 million in 2001 from $54.3 million in 2000 primarily due to higher restructuring charges in 2001 as well as an increase in pension expense (the year 2000 had a pension curtailment gain of $0.8 million). Excluding special charges, these expenses would have been $55.5 million or 14.1% of sales, in 2001 and $54.4 million, or 13.9% of sales, in 2000.

     Selling, general and administrative expenses for our Wireless Communications Equipment segment increased $4.1 million, or 10.0%, in 2001 from 2000 due to higher restructuring costs and higher pension expense, as well as higher selling expenses in our repeaters and in building coverage product line. Special charges associated with restructuring actions were $1.3 million in 2001. As a percentage of sales, excluding special charges, these expenses increased to 11.9% in 2001 from 11.3% in 2000.

     Selling, general and administrative expenses for our Wireless Engineering and Consulting Services segment decreased $1.0 million, or 18.5%, in 2001 from 2000. As a percentage of sales, these expenses declined to 20.7% in 2001 from 21.3% in 2000 as a result of continuing cost controls with the downturn in sales during the year.

     Research and Development and Product Engineering Costs. Research and development and product engineering costs increased $0.7 million, or 2.5%, to $26.1 million in 2001 from $25.4 million in 2000. As a percentage of sales, these costs remained relatively constant in 2001 and 2000. Our research and development and product engineering costs in 2000 and 2001 related exclusively to our Wireless Communications Equipment segment.

     Amortization of Goodwill. Goodwill amortization increased slightly to $7.9 million in 2001 from $7.8 million in 2000. See "-- Impact of New Accounting Pronouncements" below for additional information.

     Net Interest Expense. Net interest expense increased $1.2 million, or 13.4%, to $10.2 million in 2001 from $9.0 million in 2000. The increase in net interest expense is primarily due to increased debt levels and lower interest income offset, in part, by lower borrowing rates. The increased debt levels were due to increased working capital needs in 2001.

     Income Taxes. Income tax expense decreased by $8.6 million in 2001, to a tax benefit of $1.1 million as compared to a tax expense of $7.5 million in 2000. The effective tax rate decreased to 39.0% in 2001 from 41.0% in 2000. The principal reasons for the decrease are due to lower statutory rates at our foreign subsidiaries and an increase in income in lower tax jurisdictions.

     Through December 31, 2001, we have recorded a net U.S. deferred tax asset pertaining to the recognition of net operating loss carryforwards, net deductible temporary differences and tax credits in the amount of $41.8 million, up from $32.6 million at December 31, 2000. The increase of $9.2 million in the deferred tax asset in 2001 is caused by the tax effects of a U.S. loss of approximately $21.2 million and tax credits generated in 2001. The tax losses generally may be carried forward for up to 20 years and expire between the years 2011 and 2021. We have not provided a valuation reserve relating to this asset, as we believe it is more likely than not that we will realize the value of this asset. This determination is based primarily upon our expectation that future U.S. operations will be sufficiently profitable (notwithstanding recent losses) to utilize the operating loss carryforwards, and various tax, business and other planning strategies available to the company. We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required. The failure to utilize this asset would adversely affect our results of operations and financial position. See also "Critical Accounting Policies" below and Note 7 of the Notes to Consolidated Financial Statements.

     Minority Interests. Minority interests expense remained constant at $0.1 million in both 2001 and 2000.

     Special Charges. In 2001, the Company recognized a pretax restructuring charge of approximately $2.3 million, or $.05 per basic and diluted share after related income tax effect, with respect to the closing and consolidation of the Company's U.S. base station subsystems and components manufacturing facility in Nevada into the newly acquired Bartley manufacturing facility in Massachusetts. Of the cost, approximately $1.0 million is in cost of sales and $1.3 million is in selling, general and administrative expenses. The Company expects to incur all but approximately $250,000 of these restructuring costs in 2002.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Sales. Sales increased $56.4 million, or 16.8%, to $392.6 million in 2000 from $336.2 million in 1999. As a result of the lower-valued Euro compared to the U.S. dollar, our reported sales, when translated into U.S. dollars, were $27.1 million lower in 2000 than they would have been had the average exchange rate remained constant from 1999 to 2000.

     Sales from our Wireless Communications Equipment segment increased $53.9 million, or 17.2%, to $367.5 million in 2000 from $313.6 million in 1999 primarily due to greater demand for base station subsystems and components and base station and mobile antennas, partially offset by a decline in sales of repeaters and in-building coverage products. Sales of base station subsystems and components increased 33.2% in 2000 from 1999 due primarily to increased base station deployments around the world. Sales of base station and mobile antennas increased 27.3% in 2000 from 1999 primarily due to increased deployments of cell sites in the U.S. that included our base station antenna products. The decline in sales of repeater and in-building coverage products was principally attributable to lower sales of certain test and measurement products and decreased repeater sales to some European carriers.

     Sales from our Wireless Engineering and Consulting Services segment increased $2.5 million, or 11.1%, to $25.1 million in 2000 from $22.6 million in 1999 primarily due to greater demand for consulting services by fixed wireless operators.

     International sales constituted approximately 59% of total sales in both 1999 and 2000. Geographically, all regions experienced an increase in sales in 2000 from 1999, with the exception of Asia, which had a decrease in sales to customers in China.

     Backlog. Backlog increased $26.4 million, or 31.1%, to $111.3 million at December 31, 2000 from $84.9 million at December 31, 1999. Backlog for our Wireless Communications Equipment segment increased $23.3 million to $106.9 million at December 31, 2000 from $83.6 million at December 31, 1999. Backlog for our Wireless Engineering and Consulting Services segment increased $3.1 million to $4.4 million at December 31, 2000 from $1.3 million at December 31, 1999.

     Gross Profit. Gross profit increased $25.8 million, or 28.9%, to $114.9 million in 2000 from $89.1 million in 1999. Our gross profit margin increased to 29.3% in 2000 from 26.5% in 1999 principally due to lower restructuring charges of $0.1 million recorded in 2000 compared to $6.1 million recorded in 1999, and the cost benefits resulting from these restructuring actions. Excluding restructuring charges, our gross profit margins would have increased to 29.3% in 2000 from 28.3% in 1999 primarily due to improved gross profit margins for our Wireless Engineering and Consulting Services segment.

     Gross profit margins for our Wireless Communications Equipment segment increased to 28.5% in 2000 from 26.5% in 1999 and, excluding restructuring charges, would have remained relatively constant at 28.6% in 2000 and at 28.5% in 1999.

     Gross profit margins for our Wireless Engineering and Consulting Services segment increased to 39.0% in 2000 from 27.4% in 1999 primarily due to increased sales of higher margin software, and increased utilization of our engineers for various engineering services projects.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.5 million, or 1.0%, to $54.3 million in 2000 from $54.8 million in 1999 primarily due to lower restructuring charges as well as cost savings related to these restructuring actions, partially offset by higher commissions and incentive compensation costs. Special charges associated with restructuring actions were $5.9 million in 1999. Excluding special charges, these expenses would have been $54.4 million, or 13.9% of sales, in 2000 and $48.9 million, or 14.6% of sales, in 1999.

     Selling, general and administrative expenses for our Wireless Communications Equipment segment declined $2.4 million, or 5.5%, in 2000 from 1999 primarily due to lower restructuring charges. Special charges associated with restructuring actions were $5.9 million in 1999. As a percentage of sales, excluding special charges, these expenses declined to 11.3% in 2000 from 12.1% in 1999 due to savings resulting from restructuring actions and general cost controls as sales increased.

     Selling, general and administrative expenses for our Wireless Engineering and Consulting Services segment increased $0.2 million, or 4.0%, in 2000 from 1999. As a percentage of sales, these expenses declined to 21.3% in 2000 from 22.8% in 1999 as a result of increased sales with continuing cost controls.

     Research and Development and Product Engineering Costs. Research and development and product engineering costs decreased $2.5 million, or 9.0%, to $25.4 million in 2000 from $27.9 million in 1999 primarily due to the divestiture of Signal Science Inc., or SSI, in October 1999. SSI primarily provided contract research and development services to the U.S. government. Excluding $3.2 million of research and development costs related to SSI in 1999, these costs increased $0.7 million, or 2.7%, in 2000 from 1999. As a percentage of sales, these costs, excluding expenses related to SSI, remained relatively constant at approximately 7% in 2000 and 1999. Our research and development and product engineering costs in 1999 and 2000 related exclusively to our Wireless Communications Equipment segment.

     Amortization of Goodwill. Goodwill amortization increased $0.8 million, or 11.4%, to $7.8 million in 2000 from $7.0 million in 1999 primarily due to the acquisition of minority interests in certain of our European subsidiaries during 2000 and 1999.

     Net Interest Expense. Net interest expense increased $0.9 million, or 10.9%, to $9.0 million in 2000 from $8.1 million in 1999. This increase in net interest expense is primarily due to increased debt levels and higher borrowing costs. The increased debt levels were due to increased working capital needs, higher capital expenditures, as well as acquisitions of minority interests in certain of our European subsidiaries during 1999 and 2000, partially offset by proceeds from the sale of investments and discontinued operations.

     Income Taxes. Income tax expense increased $9.3 million to $7.5 million in 2000 from a tax benefit of $1.8 million in 1999. The effective tax rate of 41.0% in 2000 is higher than the federal statutory rate of 35.0% primarily as a result of goodwill amortization of $7.7 million that is not deductible for tax purposes.

     Minority Interests. Minority interests expense decreased $1.6 million to $0.1 million in 2000 from $1.7 million in 1999 primarily due to the acquisition of the remaining minority interests in certain of our European subsidiaries in 2000 and 1999.

     Special Charges. With respect to restructuring actions which commenced in 1999, we incurred additional charges and gains in 2000, which resulted in a $35,000 net gain, including the following: (i) a pretax charge of $1.7 million primarily related to termination costs of employees, relocation costs, asset write-offs, and other termination related benefits which were not accruable at the time of the 1999 restructuring; (ii) a non-cash pretax gain of $1.2 million with respect to a pension curtailment gain resulting from the workforce reduction; and (iii) a gain of $0.5 million in the form of an adjustment to the loss accrual for the disposal of a facility sold in January 2001. Of this $35,000 net gain, a $106,000 charge was recorded in cost of sales and a gain of $141,000 was recorded in selling, general and administrative expenses. Please refer to Note 12 of the Notes to Consolidated Financial Statements for additional information regarding special charges in 1999 and 2000.

     Impact of New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, goodwill and certain intangible assets acquired will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, with appropriate write-downs, if necessary. The Company implemented SFAS No. 141 for acquisitions (Bartley) subsequent to June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We are required to implement SFAS No. 142 on January 1, 2002 and have not determined, in all cases, the impact that this statement will have on our consolidated financial position or results of operations. Earnings per common share for the periods ending December 31, 1999, 2000 and 2001 would have increased by approximately $.26 per share in 1999 and $.28 per share in 2000 and 2001 as a result of excluding the amortization of goodwill, which will be eliminated in 2002 when the new Standard goes into effect.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS 143 is effective at the beginning January 1, 2003. We believe the adoption of SFAS 143 will not, at this time, have a material impact on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. We will adopt SFAS No. 144 on January 1, 2002, as required; however, adoption of the statement is not expected to have a material impact on our consolidated financial position or results of operations, if any, at this time.

     Critical Accounting Policies: We believe there are three important accounting policies which could significantly impact our results of operation and financial position in the future. The first pertains to the recognition of the deferred tax asset with respect to net operating loss carryforwards in the United States, the second relates to our accounting for slow moving and obsolete inventory, and the third relates to revenue recognition.

     At December 31, 2001, we had a net operating loss carryforward in the U.S. of approximately $94.4 million (see Note 7 of the Notes to Consolidated Financial Statements) and recorded a deferred tax asset with respect to such net operating loss carryforward, together with net deductible temporary differences and tax credits, in the total amount of $41.8 million. This deferred tax asset increased $9.2 million from $32.6 million at December 31, 2000, primarily due to an increase in the net operating loss carryforward in the United States caused by the tax effects of a U.S. loss of approximately $21.2 million and tax credits in 2001. We have not recorded a valuation reserve with respect to this deferred tax asset because we believe the eventual realization of the asset is more likely than not. This determination is based primarily on our expectation that future U.S. operations will be sufficiently profitable (notwithstanding recent losses) to utilize the operating loss carryforwards before they expire, and various tax, business and other planning strategies available to us. It is possible that operating results could continue to generate losses in the U.S. if sales do not improve over current levels, and it is possible that the various tax planning strategies available to us will be insufficient to fully utilize the net operating loss carryforward. If that were the case, the Company would record a valuation reserve relating to the deferred tax asset.

     We have $17.0 million of reserves for slow moving and obsolete inventory at December 31, 2001 compared to $14.0 million of inventory reserves at December 31, 2000. We regularly and routinely examine the need for such inventory reserves at each of our businesses and make adjustments accordingly. We consider, among other things, the amount of inventory on hand, as compared to historical and projected usage of such inventory, when considering the appropriate level of reserves. Our businesses are in the wireless telecommunications industry, which is characterized by rapid technological changes, which in turn result in rapid product design changes and new product introductions. These rapid changes in technology and new product introductions result, from time to time, in inventory obsolescence and the requirement for inventory valuation reserves.

     Our normal practice for recognizing revenue is at the time products are shipped or services are performed. We also have limited amounts of sales of software, engineering services and maintenance agreements which require us to consider additional accounting rules as to when revenue should be recognized. As described in Note 1 of the Notes to Consolidated Financial Statements, our revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statement of Position 97-2 on software revenue recognition. Sales of licensed products are recorded when shipped. Maintenance revenue which is derived under separate contract, is recognized ratably over the contract period. Our sales of services, including software, wireless engineering, consulting and maintenance services, were less than 10% of consolidated revenues and, accordingly, these service sales are not separately stated in our Consolidated Statements of Operations.

QUARTERLY RESULTS OF OPERATIONS

     The following are our unaudited quarterly consolidated statements of operations for 2001 and 2000. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements and have included all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of our financial position and operating results for the quarters presented. You should read this quarterly financial data in conjunction with the historical Condensed Consolidated Financial Statements and the related notes thereto included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. In 2000 and 2001, we recorded several non-recurring items that impacted the comparability of quarterly financial results, including restructuring charges. Please refer to Note 13 of the Notes to Consolidated Financial Statements for additional information regarding these items.

                                                                  THREE MONTHS ENDED
                                ---------------------------------------------------------------------------------------
                                MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                  2000       2000       2000        2000       2001       2001       2001        2001
                                --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                    (IN THOUSANDS)
Sales.........................  $88,859    $89,175    $107,690    $106,884   $108,543   $105,094    $91,319    $89,645
Cost of sales.................   63,477     61,591      75,760      76,838     78,639     77,983     69,877     69,843
                                -------    -------    --------    --------   --------   --------    -------    -------
  Gross profit................   25,382     27,584      31,930      30,046     29,904     27,111     21,442     19,802
Operating expenses:
  Selling, general and
    administrative expenses...   14,343     13,137      13,373      13,418     14,365     13,988     13,864     14,559
  Research and development and
    product engineering
    costs.....................    6,186      6,381       6,924       5,951      6,900      7,170      5,908      6,108
  Amortization of goodwill....    1,918      1,943       1,980       1,981      1,980      1,987      1,968      1,966
                                -------    -------    --------    --------   --------   --------    -------    -------
  Operating income (loss).....    2,935      6,123       9,653       8,696      6,659      3,966       (298)    (2,831)
Net interest expense..........    1,961      2,208       2,369       2,495      2,595      2,510      2,375      2,767
                                -------    -------    --------    --------   --------   --------    -------    -------
  Income (loss) before taxes
    and minority interest.....      974      3,915       7,284       6,201      4,064      1,456     (2,673)    (5,598)
(Provision for) benefit from
  income taxes................     (391)    (1,634)     (2,966)     (2,539)    (1,585)      (565)     1,040      2,183
Minority interest.............      (13)       (39)        (33)         (6)       (42)       (45)       (29)       (29)
                                -------    -------    --------    --------   --------   --------    -------    -------
  Income (loss) from
    continuing operations.....      570      2,242       4,285       3,656      2,437        846     (1,662)    (3,444)
Discontinued operations.......    1,300         --          --          --         --         --         --         --
                                -------    -------    --------    --------   --------   --------    -------    -------
  Net income (loss)...........  $ 1,870    $ 2,242    $  4,285    $  3,656   $  2,437   $    846    $(1,662)   $(3,444)
                                =======    =======    ========    ========   ========   ========    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     As set forth in the Consolidated Statements of Cash Flows, $0.5 million of cash was used by operations for the year ended December 31, 2001 as compared to $2.6 million of cash used in the comparable 2000 period. This improvement in cash usage is due primarily to collection of accounts receivable and a deceleration of the increase in inventory, partially offset by lower income and lower trade payables. From December 31, 1999 through March 31, 2001, our consolidated inventory increased $60.0 million to $142.7 million, primarily to support increasing sales levels and customer requirements for continued sales growth beyond March 31, 2001. Our sales peaked in the first quarter 2001, and we have had sequential quarterly declines in sales throughout the balance of 2001. As a response to this decline in customer demand, we cut back production levels, scaled back material receipts and reduced headcount. As a result of these actions, our inventory declined by $24.8 million from March 31, 2001 to December 31, 2001, excluding the impact of the inventories received in the Bartley acquisition in December 2001. We plan to continue to reduce inventory levels in 2002, but we expect the inventory decline in 2002 to be more modest than the nine-month inventory reduction ending December 31, 2001.

     We used $13.1 million in investing activities in 2001, due principally to $10.0 million of capital expenditures and our acquisition of Bartley, offset, in part, by proceeds from the sale of an unused facility. For the year 2000, $26.1 million of cash was used for investing activities, including $15.0 million of capital expenditures and $8.5 million for the purchase of minority interests in subsidiaries. We plan to spend up to $14.0 million for capital expenditures in 2002, and at December 31, 2001, $0.9 million of such expenditures is committed. Cash used by financing activities for the year 2001 was $2.3 million, which includes the repayment of borrowings offset, in part, by $4.9 million of cash generated from a sale and leaseback transaction, as more fully described in Note 2 of the Notes to Consolidated Financial Statements. In 2000, cash generated by financing activities was $20.8 million, resulting primarily from increased borrowings. We changed the fiscal year-end of certain of our foreign subsidiaries effective January 1, 2001. The Consolidated Statements of Cash Flows for 2001 now includes these operations for the twelve-month period ended December 31, 2001. The net cash flow for the two-month period ended December 31, 2000 of $20.4 million was primarily attributable to a $16.8 million increase in borrowings and is shown separately in the Statements of Cash Flows. Note 1 of the Notes to Consolidated Financial Statements includes the components of this $20.4 million increase in cash.

     At December 31, 2001, we had a total of $152.4 million lines of credit (see the table below), and available unused worldwide lines of credit of $71.4 million, as compared with $63.9 million of available unused lines of credit at December 31, 2000. Of the $71.4 million of available unused credit lines at December 31, 2001, approximately $47.4 million of such lines are with various European banks and expire in 2002. It is our intention to renew these credit lines in 2002 for an additional one-year term. At December 31, 2001, we entered into an amendment to our $105.0 million domestic revolving credit facility, which expires December 31, 2003, that modified the financial covenants to levels we believe can be achieved under current market conditions, and which provided for enhanced collateralization of certain assets (see Note 2 of the Notes to Consolidated Financial Statements).

                                       AMOUNT OF COMMITMENT EXPIRATION PER PERIOD (AMOUNTS IN THOUSANDS)
                                      --------------------------------------------------------------------
                                      TOTAL AMOUNTS   LESS THAN   ONE TO THREE   FOUR TO FIVE   AFTER FIVE
  OTHER COMMERCIAL COMMITMENTS (A)      COMMITTED     ONE YEAR       YEARS          YEARS         YEARS
  --------------------------------    -------------   ---------   ------------   ------------   ----------
Lines of Credit.....................    $152,400       $47,400      $105,000          --            --
Standby Letters of Credit (B).......          --            --            --          --            --
                                        --------       -------      --------         ---           ---
Total Commercial Commitments........    $152,400       $47,400      $105,000          --            --
                                        ========       =======      ========         ===           ===

---------------

(A) We have no guarantees, standby repurchase obligations or other commercial commitments at December 31, 2001.

(B) Up to $25.0 million of standby letters of credit availability is included in the lines of credit commitment.

     The following is a summary of the timing of payments due for various contractual obligations at December 31, 2001 including long-term debt, capital lease obligations and operating leases. During 2003, approximately $67.0 million of debt outstanding at December 31, 2001 under the Company's domestic revolving credit agreement becomes due. It is the Company's intention to refinance these borrowings under a similar agreement prior to the expiration of this revolving credit agreement at December 31, 2003.

                                                 PAYMENTS DUE BY PERIOD (AMOUNTS IN THOUSANDS)
                                          ------------------------------------------------------------
                                                     LESS THAN     ONE TO       FOUR TO       AFTER
      CONTRACTUAL OBLIGATIONS (A)          TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS   FIVE YEARS
      ---------------------------         --------   ---------   -----------   ----------   ----------
Long-Term Debt..........................  $148,542    $11,490     $ 87,396      $17,539      $32,117
Capital Lease Obligations...............     6,652      1,174        1,907        1,435        2,136
Operating Leases........................    40,505      7,155       13,030        7,880       12,440
                                          --------    -------     --------      -------      -------
Total Contractual Cash Obligations......  $195,699    $19,819     $102,333      $26,854      $46,693
                                          ========    =======     ========      =======      =======

---------------

(A) We have no unconditional purchase obligations or other long-term obligations at December 31, 2001.

     We have entered into a program to lease some of our test equipment and computer workstation equipment. The program is expected to improve our economics and cash flow when compared to purchasing this equipment directly. We leased approximately $5.0 million of equipment in 2001 under this program and expect to lease approximately $1.0 million in 2002. These lease transactions are being recorded as operating leases in our consolidated financial statements.

     In December 2001, we acquired substantially all the assets and certain liabilities of Bartley. The cost of the acquisition includes the issuance of approximately 2.3 million common shares of Allen Telecom Inc. common stock, as well as $0.4 million of cash payments to Bartley and the repayment of $3.2 million of debt, as more fully described in Note 9 of the Notes to Consolidated Financial Statements.

     We examine, from time to time, various strategic acquisitions in order to accelerate growth in our product lines. In addition, our geolocation product line has the potential for significant sales growth if additional carriers choose us for network-based geolocation systems. Were we to invest in strategic acquisitions or require a significant investment in working capital resulting from the rapid expansion of our E 911 geolocation products business, we may need to consider the need for additional financing. We have filed a Registration Statement with the Securities and Exchange Commission to register one million shares of convertible preferred stock, with an aggregate offering price of $50.0 million. The Registration Statement also covers the additional shares to be issued if the underwriters exercise the over allotment option to purchase up to an additional 150,000 shares. Most of the proceeds from this offering will be used to repay a portion of the indebtedness outstanding under our domestic revolving credit facility and will provide for additional flexibility under our credit lines for financing working capital growth or strategic investments. Our domestic revolving credit facility of $105.0 million is subject to a reduction in commitment levels by the lesser of $30.0 million or 60% of the net proceeds from this offering.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposure relating to derivatives results from the use of foreign currency forward contracts to offset the impact of currency rates against accounts receivable. There were no open contracts related to accounts receivable as of December 31, 2001. We entered into several foreign currency forward contracts in 2001 to offset the impact of currency rate change with regard to certain intercompany payable obligations which were still open at December 31, 2001. We do not enter into derivative instrument transactions for trading or speculative purposes.

     Our on-balance sheet instruments that are subject to interest rate fluctuations are various components of long-term debt. We believe the risks are minimal. As of December 31, 2001, 48.7% of our long-term debt is fixed rate debt and not subject to interest rate fluctuation. The variable rate debt is primarily made up of our domestic revolving credit facility and industrial revenue bonds. The domestic revolving credit debt interest is determined on a LIBOR or prime rate basis, at our option. The industrial development bonds carry interest rates that are established based on the low yield, tax free bond market.

     The tables below provide information about our derivative transactions and other financial instruments that are sensitive to changes in exchange and interest rates. For derivative instruments, the table presents December 31, 2001 and December 31, 2002 contract amounts and related average contractual exchange rates by expected maturity date. For debt obligations at December 31, 2001, the table presents principal payments and related weighted average interest rates by expected maturity dates.

                                                          CONTRACT VALUE            FAIR VALUE
                                                       AT DATES MATURING IN    AT DATES MATURING IN
                                                       ---------------------   ---------------------
  ANTICIPATED TRANSACTIONS AND RELATED DERIVATIVES       2001        2002        2001        2002
          (U.S. $ EQUIVALENT IN THOUSANDS)             ---------   ---------   ---------   ---------
Canadian Dollar Functional Currency (CAD)
  Foreign Exchange Agreements:
     Receive U.S. dollars/Pay Canadian dollars
       Contract Amount...............................        --    $  325.4          --    $  324.5
       Avg. Contractual Exchange Rate................        --      1.5862          --      1.5917
Euro Functional Currency (EURO)
  Foreign Exchange Agreements:
     Receive U.S. dollars/Pay Euros
       Contract Amount...............................  $  988.6          --    $1,036.4          --
       Avg. Contractual Exchange Rate................    1.1127          --      1.0613          --
     Receive Euros/Pay U.S. dollars
       Contract Amount...............................        --    $2,004.2          --    $2,047.9
       Avg. Contractual Exchange Rate................        --      0.8714          --      0.8904
German Mark Functional Currency (DM)
  Foreign Exchange Agreements:
     Receive DM/Pay U.S. dollars
       Contract Amount...............................  $1,784.7          --    $1,929.8          --
       Avg. Contractual Exchange Rate................    0.4462          --      0.4825          --

                                                    EXPECTED MATURITY DATE
                                  ----------------------------------------------------------              FAIR
        DEBT OBLIGATIONS           2002      2003      2004      2005     2006    THEREAFTER    TOTAL     VALUE
(U.S. $ EQUIVALENT IN THOUSANDS)  -------   -------   -------   ------   ------   ----------   -------   -------
Long Term Debt:
  Fixed Rate (US)............     $10,975   $10,979   $ 7,986   $7,980   $7,975    $17,168     $63,063   $63,063
    Avg. interest rate.......         6.6%      6.6%      6.6%     6.6%     6.6%       6.6%        6.6%      6.6%
  Fixed Rate (EURO)..........     $ 1,343   $ 1,628   $ 1,048   $1,220   $1,240    $ 5,419     $11,898   $11,898
    Avg. interest rate.......         5.7%      5.0%      4.1%     3.8%     3.7%       3.2%        3.9%      3.9%
  Variable Rate (US).........          --   $67,005        --       --       --    $11,900     $78,905   $78,905
    Avg. interest rate.......          --       6.0%       --       --       --        2.6%        5.5%      5.5%
  Variable Rate (EURO).......          --   $    33        --       --       --         --     $    33   $    33
    Avg. interest rate.......          --       6.1%       --       --       --         --         6.1%      6.1%

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is submitted herein on pages 25 to 26 in this Annual Report on Form 10-K.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements, together with notes and the report of Deloitte & Touche LLP, independent accountants, are listed in Item 14(a) and included herein beginning on page F-1.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item relating to the Company's executive officers is included on page 13 hereof under "EXECUTIVE OFFICERS OF THE REGISTRANT" and is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT -- Employment, Termination of Employment and Change of Control Arrangements" set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to
Section 14(a) of the Securities Act of 1934. Other information required by this
Item is incorporated herein by reference to "ELECTION OF DIRECTORS -- Information Regarding Nominees" and to "Compliance with Section 16(a) of the Securities Exchange Act", set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to
Section 14(a) of the Securities Exchange Act of 1934.

ITEM 11 -- EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to "ELECTION OF DIRECTORS -- Compensation of Directors" and to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT" set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to "STOCK OWNERSHIP" set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to "EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT -- Transactions with Executive Officers and Directors" set forth in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to
Section 14(a) of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

     (1) INDEX TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANT'S REPORT.

     The financial statements required by this Item are submitted on page F-1 of this Annual Report on Form 10-K.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001..........................  F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................  F-5
Consolidated Statements of Stockholders' Equity for the
  years ended December 1999, 2000 and 2001..................  F-6
Notes to Consolidated Financial Statements..................  F-7

     (2)FINANCIAL STATEMENT SCHEDULES

     The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 14(a)(1) above:

       FINANCIAL STATEMENT SCHEDULES OF THE REGISTRANT

        Valuation and Qualifying Accounts Schedule, on page F-30 of this Annual Report on Form 10-K

     Schedules other than the schedule listed above are omitted because they are not required, are not applicable or are included elsewhere in the Notes to Consolidated Financial Statement beginning on page F-7 of this Annual Report on 10-K.

     (3) EXHIBITS*

     The information required by this Item relating to Exhibits to this Annual Report on Form 10-K is included in the Exhibit Index on pages 32 to 39 hereof.

(b) REPORTS ON FORM 8-K

     None.
---------------

* A copy of any of the Exhibits to this Annual Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.

SAFE HARBOR CAUTIONARY STATEMENT

     Statements included in this Annual Report on Form 10-K, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost incurred, savings realized and timing of the integration of acquisitions, such as the integration of Bartley R.F. Systems and the consolidation of the Company's Nevada facility into Bartley's Amesbury, MA facility; the cost, success and timetable for new product development including, for example, products for 3G, E 911 and power amplification; the health, economic stability and relative currency valuations in world and national markets; the cost and outcome of litigation, including, for example, a lawsuit filed by a competitor in the E 911 geolocation business claiming infringement by the Company of intellectual property rights; the cost and availability of capital and financing to the Company and its customers; the uncertain timing and level of purchases by the limited number of the Company's customers of both current products and services, and those under development; the effective realization of inventory, receivables and other working capital assets to cash; the impact of competitive products and pricing in the Company's markets; the ability of the company to generate future U.S. profits or to implement other tax planning strategies needed to utilize the Company's tax loss carry forwards; the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E 911 geolocation requirements in the U.S. markets and spectrum availability and licensing for new wireless applications; the impact of future business conditions on the Company's ability to meet terms and conditions of the Company's borrowing agreements; the cost, timing and availability of personnel, facilities, materials and vendors required for the Company's current and future products; and whether and when backlog will be converted to customer sales. Allen Telecom Inc.'s Quarterly Reports on Form 10-Q may contain additional factors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLEN TELECOM INC.
                                          (Registrant)

                                          By:    /s/ ROBERT A. YOUDELMAN
                                            ------------------------------------
                                              Robert A. Youdelman
                                              Executive Vice President
                                              Chief Financial Officer and
                                              Assistant Secretary

Date: February 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                              DATE
                      ---------                              ----


                 /s/ ROBERT G. PAUL                    February 28, 2002
-----------------------------------------------------

  Robert G. Paul, President, Chief Executive
  Officer and Director (Principal Executive Officer)


               /s/ ROBERT A. YOUDELMAN                 February 28, 2002
-----------------------------------------------------

  Robert A. Youdelman, Executive Vice President
  Chief Financial Officer (Principal Financial
  Officer)


              /s/ JAMES L. LEPORTE III                 February 28, 2002
-----------------------------------------------------

  James L. LePorte III, Vice President-Finance
  (Principal Accounting Officer)


               /s/ PHILIP WM. COLBURN                  February 28, 2002
-----------------------------------------------------

  Philip Wm. Colburn, Chairman of the Board and Director


                /s/ J. CHISHOLM LYONS                  February 28, 2002
-----------------------------------------------------

  J. Chisholm Lyons, Vice Chairman of the Board and
  Director


                /s/ SHELDON I. AUSMAN                  February 28, 2002
-----------------------------------------------------

  Sheldon I. Ausman, Director

                      SIGNATURE                              DATE
                      ---------                              ----


                 /s/ JOHN F. MCNIFF                    February 28, 2002
-----------------------------------------------------

  John F. McNiff, Director


               /s/ CHARLES W. ROBINSON                 February 28, 2002
-----------------------------------------------------

  Charles W. Robinson, Director


                /s/ MARTYN F. ROETTER                  February 28, 2002
-----------------------------------------------------

  Martyn F. Roetter, Director


                  /s/ GARY B. SMITH                    February 28, 2002
-----------------------------------------------------

  Gary B. Smith, Director


             /s/ KATHLEEN M. H. WALLMAN                February 28, 2002
-----------------------------------------------------

  Kathleen M. H. Wallman, Director

                                 EXHIBIT INDEX

EXHIBIT NUMBERS
---------------
(3)      Certificate of Incorporation and By Laws --
         (a)       Second Restated Certificate of Incorporation (filed as
                   Exhibit Number 4(a) to Registrant's Registration Statement
                   on Form S-8, Registration No. 333-51739, filed on May 4,
                   1998 (Commission file number 1-6016) and incorporated herein by reference)
         (b)       Certificate of Designation, Preferences and Rights of Series
                   C Junior Participating Preferred Stock (filed as Exhibit
                   Number 4(c) to Registrant's Registration Statement on Form
                   S-8 Registration No. 333-51739, filed on May 4, 1998
                   (Commission file number 1-6016) and incorporated herein by reference)
         (c)       By-Laws, as amended through February 16, 1999, filed as
                   Exhibit Number 3(c) to Registrant's Form 10-K Annual Report
                   for the fiscal year ended December 31, 1998 (Commission file number 1-6016 and incorporated herein by reference)
(4)      Instruments defining the rights of security holders --
         (a)       Rights Agreement, dated as of January 20, 1998, between the
                   Registrant and Harris Trust Company of New York, as Rights
                   Agent (filed as Exhibit Number 4.1 to Registrant's Form 8-K
                   Registration Statement on Form 8-A, filed on January 9, 1998
                   (Commission file number 1-6016) and incorporated herein by reference)
         (b)       Credit Agreement, dated as of December 31, 1998, among the
                   Registrant, the Banks signatories thereto, NBD Bank, as
                   Documentation Agent, and Key Bank National Association, as
                   Swing Line Lender, Syndication Agent and Administrative
                   Agent filed as Exhibit 4(b) to Registrant's Form 10-K Annual
                   Report for the fiscal year ended December 31, 1998
                   (Commission file number 1-6016 and incorporated herein by
                   reference)
         (c)       Amendment dated as of July 30, 1999 to the Credit Agreement dated as of December 31, 1998 among Registrant, the Banks
                   signatories thereto, NBD Bank, as Documentation Agent, and
                   Key Bank National Association, as Swing Line Lender,
                   Syndication Agent and Administrative Agent (filed as Exhibit
                   4(c) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1999 (Commission File Number 1-6016)
                   and incorporated herein by reference)
         (d)       Amendment No. 2, dated as of April 19, 2000, to Credit
                   Agreement dated as of December 31, 1998 among the
                   Registrant, the Banks signatories thereto, NBD Bank, as
                   Documentation Agent, and Key Bank National Association, as
                   Swing Line Lender, Syndication Agent and Administrative
                   Agent (filed as Exhibit 10(a) to Registrant's Form 10-Q
                   Quarterly Report for the quarter ended March 31, 2000
                   (Com-mission file number 1-6016) and incorporated herein by reference)
         (e)       Amendment No. 3, dated as of November 15, 2000 to Credit
                   Agreement dated as of December 31, 1998 among the
                   Registrant, the Banks signatories thereto, NBD Bank, as
                   Documentation Agent, and Key Bank National Association, as
                   Swing Line Lender, Syndication Agent and Administrative
                   Agent (filed as Exhibit 4(e) to Registrant's Form 10-K
                   Annual Report for the fiscal year ended December 31, 2000
                   (Commission File Number 1-6016) and incorporated herein by reference)
         (f)       Amendment No. 4, dated as of June 19, 2001, to Credit
                   Agreement dated as of December 31, 1998 among the
                   Registrant, the Banks signatories thereto, NBD Bank as
                   Documentation Agent, and KeyBank National Association, as
                   Swingline Lender, Syndication Agent and Administrative Agent
                   (filed as Exhibit 4.1 to Registrant's Form 10-Q Quarterly
                   Report for the quarter ended June 30, 2001 (Commission file number 1-6016) and incorporated herein by reference)

EXHIBIT NUMBERS
---------------
         (g)       Amendment No. 5, dated as of September 28, 2001, to Credit
                   Agreement dated as of December 31, 1998 among the
                   Registrant, the Banks signatories thereto, NBD Bank as
                   Documentation Agent, and KeyBank National Association as
                   Swingline Lender, Syndication Agent and Administrative Agent
                   (filed as Exhibit 4.1 to Registrant's Form 10-Q Quarterly
                   Report for the quarter ended September 30, 2001 (Commission file number 1-6016) and incorporated herein reference)
         (h)       Amendment No. 6, dated as of November 15, 2001, to Credit
                   Agreement dated as of December 31, 1998 among the
                   Registrant, the Banks signatories thereto, NBD Bank, as
                   Documentation Agent, and KeyBank National Association, as
                   Swingline Lender, Syndication Agent and Administrative Agent
         (i)       Amendment No. 7, dated as of December 31, 2001, to Credit
                   Agreement dated as of December 31, 1998 among the
                   Registrant, the Banks signatories thereto, NBD Bank, as
                   Documentation Agent, and KeyBank National Association as
                   Swingline Lender, Syndication Agent and Administrative Agent
         (j)       Note Purchase Agreement, dated as of November 1, 1997, among the Registrant and the insurance companies signatories
                   thereto (filed as Exhibit Number 4(c) to Registrant's Form
                   10-K Annual Report for the fiscal year ended December 31,
                   1997 (Commission file number 1-6016) and incorporated herein by reference)
                   Additional information concerning Registrant's long-term
                   debt is set forth in Note 2, "Financing," of the Notes to
                   Consolidated Financial Statements on page 17 of Registrant's
                   2000 Annual Report to Stockholders, a copy of which is filed as Exhibit 13 to this Report. Other than the Credit
                   Agreement and Note Purchase Agreement referred to above, no instrument defining the rights of holders of such long-term debt relates to securities having an aggregate principal
                   amount in excess of 10% of the consolidated assets of
                   Registrant and its subsidiaries; therefore, in accordance
                   with paragraph (iii) of Item 4 of Item 601(b) of Regulation
                   S-K, the other instruments defining the rights of holders of long-term debt are not filed herewith. Registrant hereby
                   agrees to furnish a copy of any such other instrument to the
                   Securities and Exchange Commission upon request.
(10)     Material contracts (Other than Exhibit 10(a), all of the exhibits listed as material contracts hereunder are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c) of this Report.)
         (a)       Allen Telecom Inc. 1982 Stock Plan, as amended through
                   November 3, 1987 (filed as Exhibit Number 10(c) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1987 (Commission file number 1-6016) and incorporated herein by reference)
         (b)       Amendment, dated as of December 4, 1990, to the Allen
                   Telecom Inc. 1982 Stock Plan, as amended (filed as Exhibit
                   Number 10(d) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1990 (Commission file number
                   1-6016) and incorporated herein by reference)
         (c)       Amendment, dated as of June 14, 1995, to the Allen Telecom
                   Inc. 1982 Stock Plan, as amended (filed as Exhibit Number
                   10.1 to Registrant's Form 10-Q Quarterly Report for the
                   quarterly period ended June 30, 1995 (Commission file number
                   1-6016) and incorporated herein by reference)
         (d)       Amendment, dated as of February 28, 1997, to the Allen
                   Telecom Inc. 1982 Stock Plan, as amended (filed as Exhibit
                   Number 10(e) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1996 (Commission file number
                   1-6016) and incorporated herein by reference)

EXHIBIT NUMBERS
---------------
         (e)       Amendment, dated as of April 28, 2000, to the Allen Telecom
                   Inc. 1982 Stock Plan, as amended (filed as Exhibit Number
                   10(a) to Registrant's Form 10-Q Quarterly Report for the
                   quarterly period ended June 30, 2000 (Commission file number
                   1-6016) and incorporated herein by reference)
         (f)       Form of Restricted Stock Agreement pursuant to the Allen
                   Telecom Inc. 1982 Stock Plan, as amended (filed as Exhibit
                   Number 10(e) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1990 (Commission file number
                   1-6016) and incorporated herein by reference)
         (g)       Allen Telecom Inc. 1992 Stock Plan, as amended and restated
                   as of May 1, 1998 (filed as Exhibit Number 4(e) to
                   Registrant's Registration Statement on Form S-8,
                   Registration No. 333-51739, filed on May 4, 1998 (Commission file number 1-6016) and incorporated herein by reference)
         (h)       Amendment, dated July 11, 2001, to the Allen Telecom Inc.
                   1992 Stock Plan, as amended (filed as Exhibit 10.1 to
                   Registrant's Form 10-Q Quarterly Report for the quarter
                   ended June 30, 2001 (Commission file number 1-6016) and
                   incorporated herein by reference)
         (i)       Form of Restricted Stock Agreement pursuant to Allen Telecom
                   Inc. 1992 Stock Plan (Salary Increase Deferral), dated April
                   28, 1992, entered into by the Registrant with certain
                   executive and divisional officers (filed as Exhibit Number
                   10(g) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016)
                   and incorporated herein by reference)
         (j)       Form of Restricted Stock Agreement pursuant to Allen Telecom
                   Inc. 1992 Stock Plan (Salary Increase Deferral), dated
                   November 30, 1993, entered into by the Registrant with
                   certain executive and divisional officers (filed as Exhibit
                   Number 10(g) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1993 (Commission file number
                   1-6016) and incorporated herein by reference)
         (k)       Amendment to Restricted Stock Agreements pursuant to 1992
                   Stock Plan (Salary Increase Deferral), dated February 22,
                   1995 (filed as Exhibit Number 10(l) to Registrant's Form
                   10-K Annual Report for the fiscal year ended December 31,
                   1994 (Commission file number 1-6016) and incorporated herein by reference)
         (l)       Amendment to Restricted Stock Agreements pursuant to 1992
                   Stock Plan (Salary Increase Deferral), dated April 25, 1997
                   (filed as Exhibit Number 10 to Registrant's Form 10-Q
                   Quarterly Report for the quarter ended March 31, 1997
                   (Commission file number 1-6016) and incorporated herein by reference)
         (m)       Amendment to 1992 Restricted Stock Agreements pursuant to
                   1992 Stock Plan (Salary Increase Deferral), dated February
                   17, 1998 (filed as Exhibit Number 10(q) to Registrant's Form
                   10-K Annual Report for the fiscal year ended December 31,
                   1997 (Commission file number 1-6016) and incorporated herein reference)
         (n)       Form of Restricted Stock Agreement pursuant to Allen Telecom
                   Inc. 1992 Stock Plan (Salary Increase Deferral), dated
                   January 12, 1999, entered into by the Registrant with
                   certain executive and divisional officers (filed as Exhibit
                   Number 10(l) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1998 (Commission file number
                   1-6016) and incorporated herein by reference)
         (o)       Form of Non-Qualified Option to Purchase Stock granted to
                   certain directors of the Registrant on September 12, 1989
                   (filed as Exhibit Number 10(e) to Registrant's Form 10-K
                   Annual Report for the fiscal year ended December 31, 1989
                   (Commission file number 1-6016) and incorporated herein by reference)

EXHIBIT NUMBERS
---------------
         (p)       Form of Non-Qualified Option to Purchase Stock granted to
                   certain directors of the Registrant on February 19, 1997
                   (filed as Exhibit Number 10(q) to Registrant's Form 10-K
                   Annual Report for the Fiscal year ended December 31, 1996
                   (Commission filed number 1-6016) and incorporated herein by reference)
         (q)       Allen Telecom Inc. 1994 Non-Employee Directors Stock Option
                   Plan (filed as Exhibit A to Registrant's Proxy Statement
                   dated March 17, 1994 (Commission file number 1-6016) and
                   incorporated herein by reference)
         (r)       First Amendment, dated as of February 28, 1997, to the Allen
                   Telecom Inc. 1994 Non-Employee Directors Stock Option Plan
                   (filed as Exhibit Number 10(s) to Registrant's Form 10-K
                   Annual Report for the fiscal year ended December 31, 1996
                   (Commission file number 1-6016) and incorporated herein by reference)
         (s)       Second Amendment, dated as of February 17, 1998, to the
                   Allen Telecom Inc. 1994 Non-Employee Directors Stock Option
                   Plan (filed as Exhibit Number 10(r) to Registrant's Form
                   10-K Annual Report for the fiscal year ended December 31,
                   1997 (Commission file number 1-6016) and incorporated herein by reference)
         (t)       Amended and Restated Allen Telecom Inc. 1994 Non-Employee
                   Directors Stock Option Plan adopted by shareholders on April
                   27, 2001 (filed as Exhibit A to the Registrant's Proxy
                   Statement dated March 16, 2001 (Commission file number
                   1-6016) and incorporated herein by reference)
         (u)       Form of Non-Qualified Option to Purchase Stock pursuant to the Allen Telecom Inc. 1994 Non-Employee Directors Stock
                   Option Plan (filed as Exhibit Number 10(o) to Registrant's
                   Form 10-K Annual Report for the fiscal year ended December
                   31, 1994 (Commission file number 1-6016) and incorporated
                   herein by reference)
         (v)       Allen Telecom Inc. Amended and Restated Key Management
                   Deferred Bonus Plan (incorporating all amendments through
                   February 27, 1992) (filed as Exhibit Number 10(i) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
         (w)       Amendment, dated as of February 28, 1997, to the Allen
                   Telecom Inc. Amended and Restated Key Management Deferred
                   Bonus Plan (filed as Exhibit Number 10(v) to Registrant's
                   Form 10-K Annual Report for the fiscal year ended December
                   31, 1996 (Commission file number 1-6016) and incorporated
                   herein by reference)
         (x)       Form of Restricted Stock Agreement pursuant to the Allen
                   Telecom Inc. 1992 Stock Plan and Key Management Deferred
                   Bonus Plan (filed as Exhibit Number 10(j) to Registrant's
                   Form 10-K Annual Report for the fiscal year ended December
                   31, 1992 (Commission file number 1-6016) and incorporated
                   herein by reference)
         (y)       Form of Severance Agreement, dated as of September 8, 1999, entered into by the Registrant with certain executive
                   officers, officers and division presidents (filed as Exhibit
                   Number 10(v) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1999 (Commission file number
                   1-6016) and incorporated herein by reference)
         (z)       Allen Telecom Inc. Master Discretionary Severance Pay Plan,
                   effective January 1, 1993 (filed as Exhibit Number 10(t) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1994 (Commission file number 1-6016) and incorporated herein by reference)
         (aa)      First Amendment, dated as of February 28, 1997, to the Allen
                   Telecom Inc. Master Discretionary Severance Pay Plan (filed as Exhibit Number 10(aa) to Registrant's Form 10-K Annual
                   Report for the fiscal year ended December 31, 1996
                   (Commission file number 1-6016) and incorporated herein by reference)

EXHIBIT NUMBERS
---------------
         (bb)      Allen Telecom Inc. Key Employee Severance Policy adopted by the Registrant on November 3, 1987 (filed as Exhibit Number
                   10(h) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number 1-6016)
                   and incorporated herein by reference)
         (cc)      Amendment, dated May 14, 1991, to the Allen Telecom Inc. Key
                   Employee Severance Policy adopted by the Registrant on
                   November 3, 1987 (filed as Exhibit Number 10(n) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
         (dd)      Amendment No. 2, dated February 22, 1996, to the Allen
                   Telecom Inc. Key Employee Severance Policy (filed as Exhibit
                   Number 10(x) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1995 (Commission file number
                   1-6016) and incorporated herein by reference)
         (ee)      Amendment No. 3, dated as of September 12, 1996, to the
                   Allen Telecom Inc. Key Employee Severance Policy (filed as
                   Exhibit Number 10 to Registrant's Form 10-Q Quarterly Report
                   for the quarter ended September 30, 1996 (Commission file
                   Number 1-6016) and incorporated herein by reference)
         (ff)      Amendment No. 4, dated as of February 28, 1997, to the Allen
                   Telecom Inc. Key Employee Severance Policy (filed as Exhibit
                   Number 10(ff) to Registrant's Form 10-K Annual Report for
                   the fiscal year ended December 31, 1996 (Commission file
                   number 1-6016) and incorporated herein by reference)
         (gg)      Amendment No. 5, dated as of February 24, 2000, to the Allen
                   Telecom Inc. Key Employee Severance Policy (filed as Exhibit
                   Number 10(b) to Registrant's Form 10-Q Quarterly Report for
                   the quarter ended March 31, 2000 (Commission file number
                   1-6016) and incorporated herein by reference)
         (hh)      Employment Agreement, dated June 28, 1988, between the
                   Registrant and Philip Wm. Colburn (filed as Exhibit Number
                   10(m) to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1988 (Commission file number 1-6016)
                   and incorporated herein by reference)
         (ii)      Amendment, dated as of February 27, 1992, of Employment
                   Agreement, dated June 28, 1988, between the Registrant and
                   Philip Wm. Colburn (filed as Exhibit Number 10(p) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
         (jj)      Amendment, dated as of February 26, 1991, of Employment
                   Agreement, dated June 28, 1988, between the Registrant and
                   Philip Wm. Colburn (filed as Exhibit Number 10(n) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)
         (kk)      Amended and Restated Post Employment Consulting Agreement,
                   dated as of December 20, 1990, between the Registrant and
                   Philip Wm. Colburn (filed as Exhibit Number 10(o) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)
         (ll)      First Amendment to Amended and Restated Post Employment
                   Consulting Agreement, dated as of February 19, 1997, between the Registrant and Philip Wm. Colburn (filed as Exhibit
                   Number 10(kk) to Registrant's Form 10-K Annual Report for
                   the fiscal year ended December 31, 1996 (Commission file
                   number 1-6016) and incorporated herein by reference)

EXHIBIT NUMBERS
---------------
         (mm)      Amended and Restated Supplemental Pension Benefit Agreement,
                   dated as of December 20, 1990, between the Registrant and
                   Philip Wm. Colburn (filed as Exhibit Number 10(p) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)
         (nn)      Amendment, dated as of August 1, 1997, of Amended and
                   Restated Supplemental Pension Benefit Agreement, dated as of
                   December 20, 1990, between the Registrant and Philip Wm.
                   Colburn (filed as Exhibit Number 10(pp) to Registrant's Form
                   10-K Annual Report for the fiscal year ended December 31,
                   1997 (Commission file number 1-6016) and incorporated herein by reference)
         (oo)      Split Dollar Insurance Agreement, dated as of July 1, 1991, between the Registrant and Philip Wm. Colburn (filed as
                   Exhibit Number 10(u) to Registrant's Form 10-K Annual Report
                   for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
         (pp)      Change in Control Agreement dated as of September 8, 1999, between the Registrant and Philip Wm. Colburn (filed as
                   Exhibit Number 10(ll) to Registrant's Form 10-K Annual
                   Report for the fiscal year ended December 31, 1999
                   (Commission file number 1-6016) and incorporated herein by reference)
         (qq)      Supplemental Pension Benefit Agreement, dated as of December
                   6, 1983, between the Registrant and J. Chisholm Lyons (filed as Exhibit Number 10 (r) to Registrant's Form 10-K Annual
                   Report for the fiscal year ended December 31, 1983
                   (Commission file number 1-6016) and incorporated herein by reference)
         (rr)      Amendment, dated as of December 20, 1990, of Supplemental
                   Pension Benefit Agreement, dated as of December 6, 1983,
                   between the Registrant and J. Chisholm Lyons (filed as
                   Exhibit Number 10(s) to Registrant's Form 10-K Annual Report
                   for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)
         (ss)      Amendment, dated as of August 1, 1997 of Supplemental
                   Pension Benefit Agreement, dated as of December 6, 1983
                   between the Registrant and J. Chisholm Lyons (filed as
                   Exhibit No. 10(uu) to Registrant's Form 10-K Annual Report
                   for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated hereby reference)
         (tt)      Post Employment Consulting Agreement, dated as of September
                   12, 1989, between the Registrant and J. Chisholm Lyons
                   (filed as Exhibit Number 10(s) to Registrant's Form 10-K
                   Annual Report for the fiscal year ended December 31, 1989
                   (Commission file number 1-6016) and incorporated herein by reference)
         (uu)      Amendment, dated as of December 20, 1990, of Post Employment
                   Consulting Agreement, dated as of September 12, 1989 between the Registrant and J. Chisholm Lyons (filed as Exhibit
                   Number 10(u) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1990 (Commission file number
                   1-6016) and incorporated herein by reference)
         (vv)      Change in Control Agreement dated as of September 8, 1999
                   between the Registrant and J. Chisholm Lyons (filed as
                   Exhibit Number 10(rr) to Registrant's Form 10-K Annual
                   Report for the fiscal year ended December 31, 1999
                   (Commission file number 1-6016) and incorporated herein by reference)
         (ww)      Employment Agreement, dated June 25, 1991, between the
                   Registrant and Robert G. Paul (filed as Exhibit Number 10(x)
                   to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1991 (Commission file number 1-6016) and incorporated herein by reference)

EXHIBIT NUMBERS
---------------
         (xx)      Supplemental Target Pension Benefit Agreement, dated as of
                   January 1, 1996, between the Registrant and Robert G. Paul
                   (filed as Exhibit Number (kk) to Registrant's Form 10-K
                   Annual Report for the fiscal year ended December 31, 1995
                   (Commission file number 1-6016) and incorporated herein by reference)
         (yy)      Amendment, dated as of August 1, 1997, of Supplemental
                   Target Pension Benefit Agreement, dated as of January 1,
                   1996, between the Registrant and Robert G. Paul (filed as
                   Exhibit Number 10(zz) to Registrant's Form 10-K Annual
                   Report for the fiscal year ended December 31, 1997
                   (Commission file number 1-6016) and incorporated herein by reference)
         (zz)      Form of Split Dollar Insurance Agreement, dated as of
                   November 1, 1991, entered into by the registrant with
                   certain executive and divisional officers (filed as Exhibit
                   Number 10(bb) to Registrant's Form 10-K Annual Report for
                   the fiscal year ended December 31, 1992 (Commission file
                   number 1-6016) and incorporated herein by reference)
         (aaa)     Allen Telecom Inc. Deferred Compensation Plan, effective
                   December 1, 1995 (filed as Exhibit Number 10(mm) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1995 (Commission file number 1-6016) and incorporated herein by reference)
         (bbb)     First Amendment to the Allen Telecom Inc. Deferred
                   Compensation Plan dated as of February 28, 1997 (filed as
                   Exhibit Number 10(ww) to Registrant's Form 10-K Annual
                   Report for the fiscal year ended December 31, 1996
                   (Commission file number 1-6016) and incorporated herein by reference)
         (ccc)     Allen Telecom Inc. Restoration Plan, effective January 1,
                   1996 (filed as Exhibit Number 10(nn) to Registrant's Form
                   10-K Annual Report for the fiscal year ended December 31,
                   1995 (Commission file number 1-6016) and incorporated herein by reference)
         (ddd)     First Amendment to the Allen Telecom Inc. Restoration Plan,
                   dated as of February 28, 1997 (filed as Exhibit Number
                   10(yy) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1996 (Commission file number
                   1-6016) and incorporated herein by reference)
         (eee)     Comsearch Division Supplemental Savings Plan, effective
                   January 1, 1995 (filed as Exhibit Number 10(oo) to
                   Registrant's Form 10-K Annual Report for the fiscal year
                   ended December 31, 1995 (Commission file number 1-6016) and incorporated herein by reference)
         (fff)     First Amendment to the Comsearch Division Supplemental
                   Savings Plan, dated as of February 28, 1997 (filed as
                   Exhibit Number 10(aaa) to Registrant's Form 10-K Annual
                   Report for the fiscal year ended December 31, 1996
                   (Commission file number 1-6016) and incorporated herein by reference)
         (ggg)     Amendment No. 2 to Comsearch Division Supplemental Savings
                   Plan, effective as of January 1, 2000 (filed as Exhibit
                   Number 10(ccc) to Registrant's Form 10-K Annual Report for
                   the fiscal year ended December 31, 1999 (Commission file
                   number 1-6016) and incorporated herein by reference)
         (hhh)     Form of Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit
                   Number 10(pp) to Registrant's Form 10-K Annual Report for
                   the fiscal year ended December 31, 1995 (Commission file
                   number 1-6016) and incorporated herein by reference)
         (iii)     Form of Amendment, dated as of August 1, 1997, of
                   Supplemental Target Pension Benefit Agreement, dated as of
                   January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number
                   10(kkk) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1997 (Commission file number
                   1-6016) and incorporated herein by reference)

EXHIBIT NUMBERS
---------------
         (jjj)     Allen Telecom Inc. Executive Benefit Plan, as amended and
                   restated effective October 15, 1997 (filed as Exhibit Number
                   10(jjj) to Registrant's Form 10-K Annual Report for the
                   fiscal year ended December 31, 1997 (Commission file number
                   1-6016) and incorporated herein by reference)
         (kkk)     Allen Telecom Inc. Executive Benefit Plan, as amended and
                   restated effective June 16, 1999 (filed as Exhibit 10(ggg)
                   to Registrant's Form 10-K Annual Report for the fiscal year ended December 31, 1999 (Commission file number 1-6016) and incorporated herein by reference)
(21)     Subsidiaries of the Registrant
(23)     Consent of Deloitte & Touche LLP

     A copy of any of these Exhibits will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company's duplication and handling expenses.

                               ALLEN TELECOM INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................  F-2
  Consolidated Balance Sheets as of December 31, 2000 and
     2001...................................................  F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 2000 and 2001.......................  F-4
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 2000 and 2001.......................  F-5
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1999, 2000 and 2001...........  F-6
  Notes to Consolidated Financial Statements................  F-7
  Schedule II Valuation and Qualifying Accounts.............  F-30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Allen Telecom Inc.

     We have audited the accompanying consolidated financial statements of Allen Telecom Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item (14). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allen Telecom Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 13, 2002

                               ALLEN TELECOM INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                AS OF DECEMBER 31,
                                                              ----------------------
                                                                2000         2001
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
ASSETS

  Current Assets:
     Cash and cash equivalents..............................  $ 10,539     $ 16,368
     Accounts receivable, less allowance for doubtful
      accounts -- 2000 - $4,739; 2001 - $3,338..............    93,815       92,291
     Inventories............................................   101,640      124,026
     Deferred income taxes..................................     3,820        2,660
     Recoverable income taxes...............................     5,643       20,169
     Other current assets...................................     1,668        2,416
                                                              --------     --------
          Total Current Assets..............................   217,125      257,930
                                                              --------     --------
  Property, Plant and Equipment.............................    41,279       41,290
  Excess of Cost Over Net Assets of Businesses Acquired.....   129,190      140,995
  Deferred Income Taxes.....................................    44,295       39,401
  Other Assets..............................................    41,133       32,340
                                                              --------     --------
TOTAL ASSETS................................................  $473,022     $511,956
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
     Notes payable and current maturities of long-term
      debt..................................................  $  3,796     $ 12,318
     Accounts payable.......................................    45,181       40,355
     Accrued expenses (including accrued wages and
      commissions -- 2000 - $12,107; 2001 - $11,614)........    26,305       27,827
     Income taxes payable...................................     3,922        4,781
     Deferred income taxes..................................     5,290        9,852
                                                              --------     --------
          Total Current Liabilities.........................    84,494       95,133
                                                              --------     --------
  Long-Term Debt............................................   134,639      140,530
  Deferred Income Taxes.....................................     9,168        2,164
  Other Liabilities.........................................     9,740       15,772
                                                              --------     --------
          Total Liabilities.................................   238,041      253,599
                                                              --------     --------
  Commitments and Contingencies (Note 5)....................        --           --
                                                              --------     --------
  Stockholders' Equity:
       Common stock, par value $1.00; authorized -- 50,000
        shares; issued -- 2000 - 30,092; 2001 - 32,500;
        outstanding -- 2000 - 28,022; 2001 - 30,425.........    30,092       32,500
       Paid-in capital......................................   184,066      203,548
       Retained earnings....................................    69,067       69,676
       Accumulated other comprehensive loss.................   (31,948)     (30,671)
       Less: Treasury stock -- common shares, at cost,
             2000 - 2,070; 2001 - 2,075 shares..............   (14,730)     (15,440)
             Unearned compensation..........................    (1,566)      (1,256)
                                                              --------     --------
          Total Stockholders' Equity........................   234,981      258,357
                                                              --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $473,022     $511,956
                                                              ========     ========

   The accompanying notes are an integral part of these financial statements.

                               ALLEN TELECOM INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        2000        2001
                                                             --------    --------    --------
                                                                  (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
SALES......................................................  $336,213    $392,608    $394,601
Cost of sales..............................................   247,064     277,666     296,342
                                                             --------    --------    --------
Gross profit...............................................    89,149     114,942      98,259
Operating Expenses:
  Selling, general and administrative expenses.............    54,819      54,271      56,776
  Research and development and product engineering costs...    27,946      25,442      26,086
  Amortization of goodwill.................................     7,020       7,822       7,901
                                                             --------    --------    --------
Operating (loss) income....................................      (636)     27,407       7,496
Other income, net..........................................     3,370          --          --
Interest and financing expenses:
  Interest expense.........................................    (9,632)    (11,022)    (11,281)
  Interest income..........................................     1,486       1,989       1,034
                                                             --------    --------    --------
(Loss) income before taxes and minority interests..........    (5,412)     18,374      (2,751)
Benefit from (provision for) income taxes..................     1,844      (7,530)      1,073
                                                             --------    --------    --------
(Loss) income before minority interests....................    (3,568)     10,844      (1,678)
Minority interests.........................................    (1,650)        (91)       (145)
                                                             --------    --------    --------
(LOSS) INCOME FROM CONTINUING OPERATIONS...................    (5,218)     10,753      (1,823)
Discontinued operations -- gain from emission testing
  business.................................................     2,363       1,300          --
                                                             --------    --------    --------
NET (LOSS) INCOME..........................................  $ (2,855)   $ 12,053    $ (1,823)
                                                             ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE:
  Basic and Diluted:
     (Loss) income from continuing operations..............  $  (0.19)   $   0.38    $  (0.06)
     Discontinued emission testing business................      0.09        0.05          --
                                                             --------    --------    --------
  Net (loss) income........................................  $  (0.10)   $   0.43    $  (0.06)
                                                             ========    ========    ========
  Weighted Average Shares Outstanding:
     Basic.................................................    27,480      27,820      28,090
     Diluted...............................................    27,480      28,270      28,090

   The accompanying notes are an integral part of these financial statements.

                               ALLEN TELECOM INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        2000        2001
                                                             --------    --------    --------
                                                                  (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:

  (Loss) income from continuing operations.................  $ (5,218)   $ 10,753    $ (1,823)
  Adjustments to reconcile (loss) income to operating cash
     flow:
     Depreciation..........................................    14,914      13,353      13,313
     Amortization of goodwill..............................     7,020       7,822       7,901
     Amortization of capitalized software..................     2,776       2,532       4,022
     Other amortization....................................       220         313         310
     Deferred income taxes.................................       172       5,676       2,439
     Non-cash loss on write-off of capital assets..........     3,983         385          --
     Gain on sale of investments...........................    (3,378)         --          --
     Non-cash pension gain.................................        --      (1,160)         --
  Changes in operating assets and liabilities:
     Receivables...........................................   (10,350)    (16,702)      4,381
     Inventories...........................................    (1,370)    (29,155)     (5,659)
     Accounts payable and accrued expenses.................     7,344      16,680     (22,401)
     Income taxes payable..................................   (10,717)     (9,617)     (5,945)
     Other, net............................................      (520)     (3,465)      2,993
                                                             --------    --------    --------
Cash provided (used) by operating activities...............     4,876      (2,585)       (469)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................    (9,491)    (15,082)    (10,044)
  Investments in wireless communications subsidiaries (net
     of cash acquired).....................................    (9,042)     (8,512)     (5,689)
  Capitalized software product costs.......................    (1,927)     (4,088)     (2,191)
  Sales and retirements of fixed assets....................       504       1,631       4,864
  Sale of investments......................................     9,686          --          --
  Sale of discontinued emissions testing business..........     9,387          --          --
                                                             --------    --------    --------
Cash used by investing activities..........................      (883)    (26,051)    (13,060)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayment of) proceeds from long-term borrowings........    (3,214)     16,531      (8,737)
  Proceeds from sale and leaseback transaction.............        --          --       4,869
  Exercise of stock options................................     1,059         764         939
  Collection on installment notes receivable...............        --       2,900       1,000
  Treasury stock sold to employee benefit plans............       871         752         910
  Acquisition of common stock treasury shares..............        --        (179)     (1,315)
                                                             --------    --------    --------
Cash (used) provided by financing activities...............    (1,284)     20,768      (2,334)
                                                             --------    --------    --------
Net cash flow provided by discontinued operations..........     1,810          --          --
                                                             --------    --------    --------
NET CASH PROVIDED (USED)...................................     4,519      (7,868)    (15,863)
Effect of exchange rate changes on cash....................    (2,334)     (3,678)      1,261
Net cash flow from change in year-end of subsidiaries......        --          --      20,431
Cash and cash equivalents at beginning of year.............    19,900      22,085      10,539
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 22,085    $ 10,539    $ 16,368
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                               ALLEN TELECOM INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                                                                              OTHER
                                                               COMPREHENSIVE              COMPREHENSIVE
                                          COMMON    PAID-IN       INCOME       RETAINED      INCOME       TREASURY     UNEARNED
                                TOTAL      STOCK    CAPITAL       (LOSS)       EARNINGS      (LOSS)        STOCK     COMPENSATION
                               --------   -------   --------   -------------   --------   -------------   --------   ------------
                                                        (AMOUNTS IN THOUSANDS, EXCEPT COMMON SHARE DATA)
BALANCE, DECEMBER 31, 1998...  $250,081   $29,759   $180,604                   $59,869      $ (2,255)     $(15,985)    $(1,911)
Comprehensive loss:
  Net loss...................    (2,855)      --          --     $ (2,855)      (2,855)           --            --          --
                                                                 --------
  Other comprehensive income
    (loss):
    Minimum pension liability
      adjustment.............       240       --          --          240           --            --            --          --
    Foreign currency
      translation
      adjustments............    (8,670)      --          --       (8,670)          --            --            --          --
                                                                 --------
    Other comprehensive
      loss...................        --       --          --       (8,430)          --        (8,430)           --          --
                                                                 --------
      Comprehensive loss.....        --       --          --     $(11,285)          --            --            --          --
                                                                 ========
Exercise of stock options....     1,059      219         765                        --            --            75          --
Employee stock plans tax
  benefits...................       414       --         414                        --            --            --          --
Treasury stock reissued,
  131,285 common shares......       871       --         (61)                       --            --           932          --
Restricted stock, net........      (619)      32        (387)                       --            --            --        (264)
Amortization of unearned
  compensation...............       391       --          --                        --            --            --         391
                               --------   -------   --------                   -------      --------      --------     -------
BALANCE, DECEMBER 31, 1999...   240,912   30,010     181,335                    57,014       (10,685)      (14,978)     (1,784)
Comprehensive loss:
  Net income.................    12,053       --          --     $ 12,053       12,053            --            --          --
  Other comprehensive loss:
    Foreign currency
      translation
      adjustments............   (21,263)      --          --      (21,263)          --       (21,263)           --          --
                                                                 --------
    Comprehensive loss.......        --       --          --     $ (9,210)          --            --            --          --
                                                                 ========
Exercise of stock options....       764       74         656                        --            --            34          --
Employee stock plans tax
  benefits...................     1,630       --       1,630                        --            --            --          --
Treasury stock reissued,
  43,941 common shares.......       573       --         359                        --            --           214          --
Restricted stock, net........        (1)       8          86                        --            --            --         (95)
Amortization of unearned
  compensation...............       313       --          --                        --            --            --         313
                               --------   -------   --------                   -------      --------      --------     -------
BALANCE, DECEMBER 31, 2000...   234,981   30,092     184,066                    69,067       (31,948)      (14,730)     (1,566)
Net income from change in
  fiscal year-end of
  subsidiaries...............     2,432       --          --                     2,432            --            --          --
Comprehensive income (loss):
  Net loss...................    (1,823)      --          --     $ (1,823)      (1,823)           --            --          --
                                                                 --------
  Other comprehensive income
    (loss):
    Foreign currency
      translation
      adjustments............     3,896       --          --        3,896           --         3,896            --          --
    Minimum pension liability
      adjustment.............    (2,664)      --          --       (2,664)          --        (2,664)           --          --
    Derivative instruments...        45       --          --           45           --            45            --          --
                                                                 --------
    Other comprehensive
      income.................        --       --          --        1,277           --            --            --          --
                                                                 --------
    Comprehensive loss.......        --       --          --     $   (546)          --            --            --          --
                                                                 ========
Acquisition of subsidiary....    20,233    2,271      17,962                        --            --            --          --
Exercise of stock options....       939      137         802                        --            --            --          --
Employee stock plans tax
  benefits...................       413       --         413                        --            --            --          --
Treasury stock acquired, net
  4,720 common shares........      (405)      --         305                        --            --          (710)         --
Amortization of unearned
  compensation...............       310       --          --                        --            --            --         310
                               --------   -------   --------                   -------      --------      --------     -------
BALANCE, DECEMBER 31, 2001...  $258,357   $32,500   $203,548                   $69,676      $(30,671)     $(15,440)    $(1,256)
                               ========   =======   ========                   =======      ========      ========     =======

   The accompanying notes are an integral part of these financial statements.

                               ALLEN TELECOM INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEAR ENDED DECEMBER 31, 1999, 2000 AND 2001

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting policies followed by the Company that materially affect the determination of financial position and results of operations are described below.

     Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Basis of Consolidation: The Company's consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated. To facilitate preparation of financial statements, the Company's principal European operations are included in the consolidated financial statements on a two-month delayed basis for fiscal years 1999 and 2000. Effective January 1, 2001, such European operations changed their fiscal year-end from October 31 to December 31, consistent with the balance of the Company's operations. The results of operations (net income of $2,432,000) for these European operations for November and December 2000 were recorded directly to retained earnings in the first quarter of 2001 and the results of operations for the period January 1, 2001 through December 31, 2001 were included in the 2001 reported results of operations.

     The cash flow of such European operations for the two month period November and December 2000 is summarized as follows (amounts in thousands):

Net income from operations..................................  $ 2,432
Increase in inventories.....................................   (8,491)
Decrease in receivables.....................................    3,129
Increase in accounts payable................................   13,892
Decrease in taxes payable...................................   (5,946)
Net increase in fixed assets................................   (1,201)
Borrowings..................................................   16,836
Other.......................................................     (220)
                                                              -------
  Increase in cash and cash equivalents.....................  $20,431
                                                              =======

     Revenue Recognition: Sales are recognized when products are shipped or services are performed. Our Wireless Engineering and Consulting Services segment provides engineering services and software to major telecommunication vendors and system operators. These services and products are sold and/or licensed and are separately stated in a given sales contract, or in separate agreements, and therefore do not constitute multiple-element arrangements. In accordance with Statement of Position 97-2, "Software Revenue Recognition", revenue relating to the software licenses, which do not require significant production, modification, or customization, is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. Engineering services revenue, which excludes customer maintenance and support, is recognized when services are performed. Other engineering services revenue which includes items such as ongoing customer maintenance and support is recognized ratably over the given contract period.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial

                               ALLEN TELECOM INC.

statements. SAB 101 was adopted in June 2000. The provisions of SAB 101 are being followed and did not require any change in the Company's revenue recognition policies and practices.

     Cash and Cash Equivalents: Cash equivalents consist of temporary bank deposits and money market instruments with an original maturity of three months or less at the date of purchase. The Company invests its excess cash in bank deposits, money market, and tax-exempt securities, which are afforded one of the two highest ratings by nationally recognized ratings firms.

     Valuation of Inventories: The Company values inventories including materials, labor and overhead at the lower of cost (first-in, first-out) or market. Inventories consisted of the following at December 31, 2000 and 2001, net of reserves (amounts in thousands):

                                                           2000        2001
                                                         --------    --------
Raw material...........................................  $ 56,366    $ 66,957
Work-in-process........................................    25,674      23,639
Finished goods.........................................    19,600      33,430
                                                         --------    --------
                                                         $101,640    $124,026
                                                         ========    ========

     Certain of these inventories pertain to the production of sophisticated equipment that could be subject to technological obsolescence. The Company maintains and periodically revises reserves for excess inventory based on the most current information available of anticipated usage requirements.

     Property, Plant and Equipment: Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Land improvements, buildings and machinery and equipment are depreciated over their estimated useful lives under the straight-line method. The provision for amortization of leasehold improvements is based on the term of the related lease or the estimated useful lives, whichever is shorter. Maintenance, repairs and minor renewals and betterments are charged to expense. Property, plant and equipment consisted of the following at December 31, 2000 and 2001 (amounts in thousands):

                                                           2000        2001
                                                         --------    --------
Land and improvements..................................  $  1,663    $  1,565
Buildings..............................................    16,568      14,951
Machinery and equipment................................    80,462      92,483
Leasehold improvements.................................     5,967       7,120
                                                         --------    --------
                                                          104,660     116,119
Less accumulated depreciation and amortization.........   (63,381)    (74,829)
                                                         --------    --------
                                                         $ 41,279    $ 41,290
                                                         ========    ========

     The Company's estimated useful lives of property, plant and equipment are as follows:

Land improvements......................................  5 to 40 years
Buildings..............................................  20 to 40 years
Machinery and equipment................................  3 to 10 years
Leasehold improvements.................................  Term of lease
                                                         (currently not longer
                                                         than 25 years)

     Computer Software Costs: The Company's policy is to capitalize costs incurred in creating computer software products once technological feasibility is established and to amortize such costs over periods ranging from three to ten years. The Company also capitalizes costs incurred in the development of

                               ALLEN TELECOM INC.

computerized databases, which are amortized over periods of three to twenty years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In 1999, 2000 and 2001, approximately $1,927,000, $4,088,000 and $2,191,000, respectively, of these costs were capitalized and approximately $2,776,000, $2,532,000 and $4,022,000, respectively, were amortized.

     Excess of Cost Over Net Assets of Businesses Acquired (Goodwill): The excess of investments in consolidated subsidiaries over the fair value of assets at acquisition is being amortized on a straight-line basis over periods not exceeding forty years. The Company's policy is to evaluate goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of determining impairment and recoverability, the Company periodically reviews the operating results and cash flows of individual business units and would re-evaluate goodwill, when required, based on an undiscounted operating cash flow basis. An impairment loss, if required, would be recorded in the period such determination is made. Goodwill is net of accumulated amortization of $32,927,000 and $41,682,000 as of December 31, 2000 and 2001, respectively. See Impact of New Accounting Pronouncements below.

     Foreign Currency Translation: Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while sales and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are excluded from the results of operations and are reported as a component of Accumulated other comprehensive loss.

     The company's policy for transactions denominated in a currency other than the functional currency is to expense gains and losses as incurred. The net gain or (loss) included in selling, general and administrative expenses is $754,000 in 1999, ($181,000) in 2000 and $286,000 in 2001.

     Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred. Research and development expenses were $26,317,000, $25,442,000 and $26,086,000 in 1999, 2000 and 2001, respectively.
In addition, the Company incurred other engineering expenses relating to product development (that do not meet the accounting definition of "Research and Development") in the amount of $1,629,000 in 1999. There were no such other engineering costs in 2000 and 2001.

     Stock Based Compensation: The Company accounts for stock based compensation awards pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations which prescribe the use of the intrinsic value based method. Accordingly, no compensation cost has been recognized for its fixed stock option plans since the exercise price of the employee stock options equals the market price of the underlying stock on the date of option grant. The Company presents the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." See Note 4 for additional information.

     Income Taxes: A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statements and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards.

     Earnings Per Common Share: Basic earnings per share are based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during the period plus, if dilutive, the incremental number of common shares issuable on a pro forma basis upon the exercise of employee stock options,

                               ALLEN TELECOM INC.

assuming the proceeds are used to repurchase outstanding shares at the average market price during the year. A reconciliation of the Basic and Diluted shares is provided below (in thousands):

                                                            1999      2000      2001
                                                           ------    ------    ------
Weighted average common shares outstanding -- Basic......  27,480    27,820    28,090
Additional common shares issuable for stock options......      --       450        --
                                                           ------    ------    ------
Common shares -- Diluted.................................  27,480    28,270    28,090
                                                           ======    ======    ======

     For the years ended December 31, 1999 and 2001, approximately 186,000 and 253,000 shares, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per common share because the effect was antidilutive.

     Derivative Financial Instruments: The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit foreign currency exchange rate risk on receivables and to offset the impact of currency rate changes with regard to certain intercompany payables and foreign denominated purchase obligations. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the Company's results of operations or financial position.

     Reclassifications: Certain amounts in the 1999 and 2000 financial statements have been reclassified to conform to the 2001 presentation.

     Impact of New Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. As specified therein, goodwill and certain intangible assets acquired will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, with appropriate write-downs, if necessary. The Company implemented SFAS No. 141 for all acquisitions subsequent to June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined, in all cases, the impact that this statement will have on its consolidated financial position or results of operations. Earnings per common share for the years ending December 31, 1999, 2000 and 2001 would have increased by approximately $.26 per share in 1999 and $.28 per share in 2000 and 2001, as a result of excluding the amortization of goodwill, which will be eliminated in 2002 when the new Standard goes into effect.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS No. 143 is effective for the Company at the beginning January 1, 2003. The Company believes the adoption of SFAS No. 143 will not, at this time, have a material impact on its consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions

                               ALLEN TELECOM INC.

of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company will adopt SFAS No. 144 on January 1, 2002, as required; however, adoption of the statement is not expected to have a material impact, if any.

NOTE 2: FINANCING

     Long-term obligations consisted of the following (amounts in thousands):

                                                           2000        2001
                                                         --------    --------
Credit agreement borrowings............................  $ 62,431    $ 73,677
Floating rate industrial revenue bonds due 2012-2025...    11,900      11,900
Senior notes payable due 2002-2007.....................    65,000      62,000
Capital lease obligations (See Note 5).................        --       5,357
Other..................................................        90         965
Unamortized debt expense...............................      (986)     (1,051)
                                                         --------    --------
                                                          138,435     152,848
Less current maturities................................    (3,796)    (12,318)
                                                         --------    --------
                                                         $134,639    $140,530
                                                         ========    ========

     In 2001, the Company amended its domestic revolving credit agreement which expires on December 31, 2003. The amendments provided for the approval of the acquisition of Bartley R.F. Systems, Inc. and an adjustment of the Company's covenant requirements. This domestic revolving credit agreement totals $105,000,000 of commitments. One such amendment provides that the domestic revolving credit facility will be permanently reduced by the lesser of $30,000,000 or 60% of the net proceeds of an equity offering. Of the total $105,000,000 commitment at December 31, 2001, $14,015,000 has been utilized for the issuance of letters of credit relating principally to the Company's industrial revenue bonds. The outstanding borrowings under this domestic revolving credit agreement totaled $67,005,000 at December 31, 2001. The balance of funds available under this revolving credit agreement may be utilized for borrowings or other letters of credit; however, a maximum of $25,000,000 may be allocated to such letters of credit. At December 31, 2001, $23,980,000 was available under this agreement. This obligation is collateralized by substantially all domestic assets. The Company has also pledged 65% of the stock of applicable foreign subsidiaries and a guarantee is provided by certain domestic subsidiaries in support of this obligation. Interest may be determined on a LIBOR or prime rate basis at the Company's option. The Company has agreed to pay a facility fee in the range of 0.375% to 0.5% per annum on the total amount of the commitment. During 2001, the average interest rate for all domestic credit agreement borrowings was 6.0%.

     The Company also has $47,364,000 of short-term credit lines which may be utilized by certain of its European subsidiaries. At year end, there were no direct borrowings under these agreements. Foreign long-term debt includes long-term arrangements at fixed and variable rates with the Industry Ministry of Italy totaling $2,715,000 (due 2002-2013), and variable rate borrowings with various international banks of $3,957,000 (due 2002-2008). These arrangements bear interest based on LIBOR. European long-term debt also includes a capital lease obligation of $4,527,000 at December 31, 2001, which results from the sale

                               ALLEN TELECOM INC.

and leaseback of a building during the second quarter 2001, at one of our European subsidiaries. During 2001, the average interest rate for all foreign credit arrangements approximated 2.3%.

     The floating rate industrial revenue bonds bear interest at rates based upon a short-term tax exempt bond index, as defined in the agreements, which approximated 1.6% at December 31, 2001. During 2001, the average interest rate for all industrial revenue borrowings approximated 2.6%.

     In 1997, the Company issued $65,000,000 of notes in a private placement transaction. The outstanding balance of $62,000,000 at December 31, 2001 is due in years 2002-2007. These notes originally had a weighted average life of 7 1/2 years and have a weighted average interest rate of 6.65%. The notes are collateralized and rank equally with the Company's other secured indebtedness.

     The aggregate maturities of long-term obligations for the years 2002 through 2006 are as follows (amounts in thousands):

2002........................................................  $12,318
2003........................................................   79,645
2004........................................................    9,033
2005........................................................    9,200
2006........................................................    9,214

     The Company's domestic borrowing agreements include various restrictive covenants as to the amount and type of indebtedness, investments and guarantees, maintenance of net worth, liquidity, earnings before interest, taxes, depreciation and amortization, the purchase or redemption of the Company's shares, the disposition of assets of the Company not in the ordinary course of business and acquisitions. The Company was in compliance with these revised covenants at December 31, 2001. The Company's debt agreements restrict, under limited circumstances, its ability to pay cash dividends, without the bank's consent. Further, the Company's ability to pay cash dividends may be dependent, in part, on its subsidiaries' ability to make cash dividends and other payments to the Company.

NOTE 3: OTHER ASSETS, LIABILITIES AND INCOME

     Other assets consisted of the following (amounts in thousands):

                                                            2000       2001
                                                           -------    -------
Capitalized computer software and database files, net of
  accumulated amortization of $2,532 and $3,818,
  respectively...........................................  $ 8,244    $ 7,446
Insurance deposits.......................................    9,238      9,368
Other....................................................   23,651     15,526
                                                           -------    -------
                                                           $41,133    $32,340
                                                           =======    =======

     Other liabilities consisted of the following (amounts in thousands):

                                                            2000       2001
                                                           -------    -------
Minority interests.......................................  $   117    $   287
Long-term pension and postretirement benefits............    6,214     10,158
Other....................................................    3,409      5,327
                                                           -------    -------
                                                           $ 9,740    $15,772
                                                           =======    =======

                               ALLEN TELECOM INC.

     The components of Other income, net in 1999, pertain principally to gains and losses from communications investments and is comprised of the following (amounts in thousands):

                                                                 1999
                                                                ------
RF Micro Devices Inc........................................    $ (165)
NextWave Telecom Inc. (gain on sale)........................     3,500
Other.......................................................        35
                                                                ------
                                                                $3,370
                                                                ======

NOTE 4: CAPITAL STOCK AND STOCK COMPENSATION PLANS

     The Company is authorized to issue up to 50,000,000 shares of common stock, $1.00 par value, and 3,000,000 shares of preferred stock, without par value, in one or more series. In addition, 500,000 shares of Series C Junior Participating Preferred Stock are authorized for issuance under the Company's Stockholder Rights Plan. The Company can fix the powers, designations, preferences and rights of each of the preferred stock series. See also Note 14, "Subsequent Event."

     The Company has two active stock option plans, the 1992 Stock Plan and the 1994 Non-Employee Directors Stock Option Plan. The 1982 Stock Plan, under which options still remain outstanding, was terminated in 1992.

     The Company's 1992 Stock Plan provides for the granting of options (and restricted shares as discussed below) to key employees as determined by the Management Compensation Committee of the Board of Directors. The total number of shares for which the Company may grant options and award restricted shares of common stock under the 1992 Stock Plan cannot exceed 3,528,221 shares, subject to certain adjustments. Options are awarded at a price not less than the fair market value on the date the option is granted, have a ten-year term whereby 50% of the option shares vest after two years and an additional 25% in each of years three and four. Options may contain stock appreciation rights under which the Company, upon request of the optionee, may, at its discretion, purchase the exercisable portion of an option for cash and/or shares at a price equal to the difference between the option price and the market price of the shares covered by such portion of the option in lieu of issuing shares upon exercise. There were no exercises of stock appreciation rights in 1999, 2000 and 2001.

     Pursuant to the 1994 Non-Employee Directors Stock Option Plan, the total number of shares to be issued may not exceed 500,000 shares. Each Non-Employee Director (other than the Chairman or Vice Chairman) automatically receives an option to purchase 3,000 shares of common stock per year ("Formula Awards"). Each new Non-Employee Director automatically receives an option to purchase 4,000 shares of common stock on the date such new director joins the Board of Directors. The Plan also permits discretionary grants to directors who are not receiving Formula Awards. Formula awards and discretionary awards granted under the 1994 Stock Plan have a ten-year term and vest in the same manner as the 1992 Stock Plan, subject to certain accelerated vesting upon the cessation of service.

     In addition to the foregoing, certain Non-Employee Directors may receive non-qualified discretionary awards of options to purchase shares of common stock which are not pursuant to the 1994 Stock Plan. The options which are not pursuant to the 1994 Stock Plan are awarded at a price not less than the fair market value on the date the option is granted, have a ten-year term and either vest 33 1/3% on each of the first, second and third anniversaries of the grant or vest in the same manner as the 1992 and 1994 Stock Plans, depending upon the grant. Additionally, the non-qualified awards are subject to certain accelerated vesting upon cessation of service.

                               ALLEN TELECOM INC.

     The following table summarizes the status of outstanding options as of December 31, 2001:

 STOCK OPTIONS OUTSTANDING     WEIGHTED AVERAGE       STOCK OPTIONS EXERCISABLE
---------------------------  ---------------------   ---------------------------
   RANGE OF                  CONTRACTUAL  EXERCISE              WEIGHTED AVERAGE
EXERCISE PRICES    SHARES       LIFE       PRICE      SHARES     EXERCISE PRICE
---------------   ---------  -----------  --------   ---------  ----------------
$ 5.38 - $10.77     914,004  6.92 years    $ 7.54      478,696       $ 7.56
$11.28 - $19.97   1,923,890  6.66 years    $15.33      856,340       $15.86
$20.00 - $28.00     397,402  4.19 years    $21.66      397,402       $21.66
                  ---------                          ---------
$ 5.38 - $28.00   3,235,296  6.43 years    $13.91    1,732,438       $14.90
                  =========                          =========

     Stock option activity for the three years ended December 31, 2001 is summarized as follows:

                                                                WEIGHTED AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                   ---------    ----------------
Balance, December 31, 1998.......................  2,118,099         $14.96
  Granted (weighted average fair value $4.63)....  1,032,500         $ 7.58
  Exercised......................................   (246,246)        $ 4.30
  Terminated and cancelled.......................   (280,589)        $14.51
                                                   ---------
Balance, December 31, 1999.......................  2,623,764         $13.10
  Granted (weighted average fair value $10.52)...    613,000         $16.36
  Exercised......................................    (85,838)        $ 8.89
  Terminated and cancelled.......................    (89,965)        $14.99
                                                   ---------
Balance, December 31, 2000.......................  3,060,961         $13.82
  Granted (weighted average fair value $8.60)....    429,450         $12.73
  Exercised......................................   (136,943)        $ 6.85
  Terminated and cancelled.......................   (118,172)        $15.52
                                                   ---------
Balance, December 31, 2001.......................  3,235,296         $13.91
                                                   =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants: expected volatility of 56%, 60% and 65%, risk free interest rates of 5.49%, 6.09% and 5.16%, and expected lives of
7.1 years, 7.1 years and 7.4 years for 1999, 2000 and 2001, respectively. The calculations assume no future dividend payments.

     Restricted stock awards made to date under the 1992 Stock Plan were issued at no cash cost to the recipients; however, such employees generally agreed to forego salary increases and new stock option grants for a period of two years, other than for exceptional promotions. The restricted shares generally vest in 25% increments in the seventh, eighth, ninth and tenth year from the year of award. An accelerated vesting schedule may be triggered if certain performance targets are achieved. Generally, the vesting of 50% of such shares may be accelerated (but not sooner than three years from the award year) based upon the average sale price of the Company's stock price during a period of 91 consecutive calendar days exceeding specified target levels. The remaining 50% of such shares may be accelerated based on average earnings per common share over three consecutive years exceeding specified target levels beginning with the award year. Restricted shares are subject to forfeiture in certain circumstances as defined in the 1992 Stock Plan.

                               ALLEN TELECOM INC.

     Restricted stock activity for the three years ended December 31, 2001 is summarized as follows:

                                                              SHARES
                                                              -------
Balance, December 31, 1998..................................  205,250
  Granted (weighted average fair value $8.00)...............   50,000
  Vested....................................................   (2,517)
  Terminated and cancelled..................................  (18,434)
                                                              -------
Balance, December 31, 1999..................................  234,299
  Granted (weighted average fair value $13.94)..............   15,000
  Vested....................................................  (28,524)
  Terminated and cancelled..................................   (6,518)
                                                              -------
Balance, December 31, 2000..................................  214,257
  Granted...................................................       --
  Vested....................................................  (36,419)
  Terminated and cancelled..................................       --
                                                              -------
Balance, December 31, 2001..................................  177,838
                                                              =======

     Unearned compensation with respect to restricted shares, representing the fair value of the restricted shares at the date of award, is charged to income over a ten-year period or the period of actual vesting whichever is shorter. Compensation expense with respect to restricted shares, net of forfeitures, amounted to $193,000 in 1999, $313,000 in 2000 and $310,000 in 2001.

     At December 31, 2000 and 2001, 3,697,011 and 3,790,737 common shares, respectively, were reserved for outstanding stock options and for future grants of stock options and restricted shares under all Stock Plans.

     If the Company had elected to recognize compensation cost for its stock based compensation plans based on the fair value determined pursuant to the Black-Scholes option pricing model at the grant dates for awards under those plans in accordance with SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts below (amounts in thousands, except per share data):

                                                   1999      2000      2001
                                                  -------   -------   -------
Net (loss) income:
  As reported...................................  $(2,855)  $12,053   $(1,823)
  Pro forma.....................................  $(5,035)  $10,136   $(4,409)
(Loss) earnings per common share,
basic and diluted:
  As reported...................................  $ (0.10)  $  0.43   $ (0.06)
  Pro forma.....................................  $ (0.18)  $  0.36   $ (0.16)

NOTE 5: COMMITMENTS AND CONTINGENCIES

     The Company's leases consist primarily of facilities and equipment and expire principally between 2002 and 2010. A number of leases require that the Company pay certain executory costs (taxes, insurance and maintenance) and contain renewal and purchase options. Annual rental expense for operating leases included in results from continuing operations approximated $4,400,000 in 1999,

                               ALLEN TELECOM INC.

$4,942,000 in 2000 and $5,700,000 in 2001. Future minimum payments under noncancellable operating and capital leases as of December 31, 2001 were as follows (amounts in thousands):

                                                             OPERATING   CAPITAL
                                                             ---------   -------
2002.......................................................   $ 7,155    $ 1,174
2003.......................................................     6,860      1,168
2004.......................................................     6,170        739
2005.......................................................     4,230        724
2006.......................................................     3,650        711
Thereafter.................................................    12,440      2,136
                                                              -------    -------
     Total minimum lease payments..........................   $40,505      6,652
                                                              =======
     Less amount representing interest.....................               (1,295)
                                                                         -------
                                                                         $ 5,357
                                                                         =======

     Assets recorded under capital leases at December 31, 2001 are included in Property, Plant and Equipment as follows (amounts in thousands):

                                                                    2001
                                                                  --------
Land........................................................      $    432
Buildings...................................................         5,111
Machinery and equipment.....................................         1,262
                                                                  --------
                                                                     6,805
Less accumulated amortization...............................        (2,620)
                                                                  --------
                                                                  $  4,185
                                                                  ========

     The Company is self-insured for health care and workers' compensation up to predetermined amounts above which third party insurance applies. The Company is fully insured through third party insurance for general liability and product liability. The Company is contingently liable to insurance carriers under its workers' compensation and liability policies and has provided letters of credit in favor of these carriers in the amount of $700,000.

     On December 11, 2001, a lawsuit was filed against the Company in the United States District Court for the District of Delaware by a competitor, TruePosition, Inc., and its subsidiary, KSI, Inc. The plaintiffs allege that the Company, through its Grayson Wireless Division, has infringed three patents in connection with the Company's GEOMETRIX wireless geolocation business. The plaintiffs seek injunctive relief, compensatory and treble damages and attorneys' fees. In the Company's answer filed on January 18, 2002, it has denied the plaintiffs' allegations and has asserted a counterclaim against the plaintiffs of infringement of one of the Company's patents. The Company believes that it has meritorious defenses against the claims asserted by the plaintiffs, and intends to vigorously defend the lawsuit. However, the Company cannot give assurance that it will ultimately prevail in this action. Whether the Company ultimately wins or loses, litigation could be time-consuming and costly and injure its reputation. If the plaintiffs prevail in this action, the Company may be required to negotiate royalty or license agreements with respect to the patents at issue, and may not be able to enter into such agreements on acceptable terms. Any limitation on the Company's ability to provide a service or product could cause it to lose revenue-generating opportunities and require it to incur additional expenses. The Company may also be required to indemnify customers for any expenses or liabilities resulting from the claimed infringements.

                               ALLEN TELECOM INC.

These potential costs and expenses, as well as the need to pay any damages awarded in favor of the plaintiffs, could adversely affect the Company's business, financial position, results of operations or cash flow.

     The Company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business involving such matters as contract disputes, product liability, casualty claims, employment practices and intellectual property infringement. The Company does not believe that such other litigation, if adversely determined, would have a material adverse effect on the Company's business, financial position, results of operations or cash flow.

     The Company is subject to federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices, and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. The Company has identified potential environmental damage at one formerly occupied manufacturing facility. In this regard, the Company has engaged a contractor to evaluate the site and determine the cost, if any, to resolve environmental damage at this site. While the ultimate cost cannot yet be specifically determined, the Company currently believes the costs of remediation will not exceed $350,000. The Company also believes it is reasonably possible that environmental related liabilities may exist with respect to one industrial site formerly occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation, for which the Company may ultimately be responsible, will not have a material adverse effect on the Company's business, financial position, results of operations or cash flow.

NOTE 6: PENSION AND EMPLOYEE BENEFIT PLANS

     The Company has noncontributory pension plans covering the majority of its full-time domestic employees. Plans covering salaried employees provide benefits that are based on years of service and compensation during the ten-year period prior to retirement, while for hourly employees it typically provides benefits based on specified amounts for each year of service. Domestic pension costs are funded in compliance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, as employees become eligible to participate, generally upon employment.

     Net periodic pension cost for the Company's plans included the following components (amounts in thousands):

                                                           1999      2000      2001
                                                          -------   -------   -------
Service cost benefits earned during the year............  $ 1,413   $ 1,006   $ 1,081
Interest cost on the projected benefit obligation.......    2,404     2,496     2,685
Actual loss (income) on plan assets.....................   (5,970)     (868)    1,619
Net curtailment/settlement (gain)/loss..................       13    (1,160)       (7)
Net amortization and deferral...........................    3,395    (2,237)   (4,488)
                                                          -------   -------   -------
Net periodic pension cost (income)......................  $ 1,255   $  (763)  $   890
                                                          =======   =======   =======

                               ALLEN TELECOM INC.

     A reconciliation of the plans' projected benefit obligation, fair value of plan assets, and funding status is as follows (amounts in thousands):

                                                            2000       2001
                                                          --------   --------
Projected benefit obligation:
  Balance, beginning of year............................  $ 33,879   $ 35,451
  Service cost..........................................     1,006      1,081
  Interest cost.........................................     2,496      2,685
  Benefits paid and plan expenses.......................    (2,220)    (2,480)
  Loss recognized.......................................     1,431      2,099
  Settlements and other.................................    (1,141)      (102)
                                                          --------   --------
                                                          $ 35,451   $ 38,734
                                                          ========   ========
Fair value of plan assets:
  Balance, beginning of year............................  $ 32,526   $ 31,763
  Income (loss) on assets...............................       868     (1,619)
  Employer contributions................................       589        374
  Benefits paid and plan expenses.......................    (2,220)    (2,480)
                                                          --------   --------
                                                          $ 31,763   $ 28,038
                                                          ========   ========
Funding Status:
  Projected benefit obligation..........................  $(35,451)  $(38,734)
  Fair value of plan assets.............................    31,763     28,038
                                                          --------   --------
  Unfunded obligation...................................    (3,688)   (10,696)
  Unrecognized:
     Net (gain) loss....................................    (1,051)     5,563
     Prior service cost.................................     1,778      1,603
     Transition assets..................................       (17)        --
  Additional minimum liability..........................      (195)    (4,876)
                                                          --------   --------
  Net accrued liability.................................  $ (3,173)  $ (8,406)
                                                          ========   ========

     Plan assets consist principally of equity securities (including 92,000 common shares of the Company).

     With respect to certain of the Company's pension plans, the accumulated pension obligation exceeds the fair value of the plan assets, as follows (amounts in thousands):

                                                             2000      2001
                                                            ------    -------
Accumulated benefit obligation............................  $4,493    $36,424
Related fair value of plan assets.........................      --    $28,038

     The weighted average rates used in determining pension cost for the plans are:

                                                              2000    2001
                                                              ----    ----
Discount rate...............................................  7 1/2%  7 1/4%
Expected rate of increase in compensation...................  5%      5%
Expected long-term rate of return on plan assets............  9 3/4%  9 3/4%

                               ALLEN TELECOM INC.

     The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for post-retirement health care and life insurance benefits are as follows (amounts in thousands):

                                                              1999    2000    2001
                                                              ----    ----    ----
Service cost benefits attributed to service during period...  $  3    $ --    $ --
Interest cost on accumulated post retirement benefit
  obligation................................................   101     114     124
Amortization of (gain) loss.................................    (1)     (6)      4
                                                              ----    ----    ----
Net post retirement health care cost........................  $103    $108    $128
                                                              ====    ====    ====

     The components of the accumulated post-retirement health and life insurance benefit obligations (all of which are unfunded) are as follows (amounts in thousands):

                                                            1999      2000      2001
                                                           ------    ------    ------
Retirees.................................................  $1,409    $1,641    $1,707
Fully eligible active plan participants..................     125        80        86
Unrecognized net gain (loss).............................     110       (32)      (41)
                                                           ------    ------    ------
Accumulated post retirement benefit obligations..........  $1,644    $1,689    $1,752
                                                           ======    ======    ======

     A reconciliation of the accumulated post-retirement health and life insurance benefit cost is as follows (amounts in thousands):

                                                              2000      2001
                                                             ------    ------
Balance as of January 1....................................  $1,644    $1,689
Net post retirement benefit cost:
  Interest cost............................................     114       124
  Amortization of losses...................................      (6)        4
Actual benefits paid.......................................     (63)      (65)
                                                             ------    ------
Balance as of December 31..................................  $1,689    $1,752
                                                             ======    ======

     The actuarial calculation assumed a health care cost trend rate of 8.8% in 1999, 8.4% in 2000 and 8.0% in 2001. The assumed trend rate was reduced based on the most current data. The assumed rate decreases approximately 0.4% per year through the year 2009 to 5.0% and remains constant beyond that point. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change (plus or minus) in the assumed health care cost trend rules would have the following effects (amounts in thousands):

                                                             PLUS       MINUS
                                                           1% POINT    1% POINT
                                                           --------    --------
Effect on total of service and interest cost
  components.............................................    $ 5         $ (4)
Effect on post-retirement benefit obligation.............    $62         $(55)

     The weighted average discount rate used in determining the accumulated post-retirement benefit obligations was 7.75% in 1999, 7.50% in 2000 and 7.25% in 2001.

                               ALLEN TELECOM INC.

NOTE 7: INCOME TAXES

     Information with respect to income taxes in continuing operations is as follows (amounts in thousands):

                                                         1999       2000       2001
                                                       --------    -------    -------
(Loss) income before taxes and minority interests:
  Domestic...........................................  $(21,804)   $ 7,850    $(5,712)
  Foreign............................................    16,392     10,524      2,961
                                                       --------    -------    -------
                                                       $ (5,412)   $18,374    $(2,751)
                                                       ========    =======    =======
(Benefit from) provision for income taxes:
  Current:
     Federal.........................................  $(11,779)   $(6,122)   $(7,707)
     Foreign.........................................     9,363      7,636      3,895
     State and local.................................       400        340        300
                                                       --------    -------    -------
                                                         (2,016)     1,854     (3,512)
                                                       --------    -------    -------
  Deferred:
     Federal.........................................      (946)     5,528        678
     Foreign.........................................     1,740        720      1,765
     State and local.................................      (622)      (572)        (4)
                                                       --------    -------    -------
                                                            172      5,676      2,439
                                                       --------    -------    -------
                                                       $ (1,844)   $ 7,530    $(1,073)
                                                       ========    =======    =======

     A reconciliation of the provision for (benefit from) income taxes at the U.S. Federal statutory rate of 35% to the reported tax is as follows (amounts in thousands):

                                                         1999       2000       2001
                                                        -------    -------    -------
Provision for (benefit from) taxes computed at the
  U.S. Federal statutory rate.........................  $(1,894)   $ 6,431    $  (963)
State and local income taxes, net of Federal income
  tax effect..........................................      246        418        192
Net lower tax rates on foreign income.................     (663)      (404)    (2,833)
Impact of non-deductible goodwill amortization........    2,380      2,680      2,736
Benefit of foreign sales corporation and other tax
  credits.............................................   (1,025)      (400)      (450)
Impact of tax rate change on prior undistributed
  foreign earnings....................................     (998)        --         --
Other, net............................................      110     (1,195)       245
                                                        -------    -------    -------
                                                        $(1,844)   $ 7,530    $(1,073)
                                                        =======    =======    =======

                               ALLEN TELECOM INC.

     The following table summarizes the total (benefit from) provision for income taxes (amounts in thousands):

                                                         1999       2000       2001
                                                        -------    -------    -------
Continuing operations.................................  $(1,844)   $ 7,530    $(1,073)
Discontinued operations...............................    1,403        700         --
Allocated to equity:
  Employee stock plans................................     (415)    (1,630)      (413)
  Pension gain (loss).................................      148         --     (1,630)
                                                        -------    -------    -------
                                                        $  (708)   $ 6,600    $(3,116)
                                                        =======    =======    =======

     The components of deferred tax assets (liabilities) are comprised of the following as of December 31, 2000 and 2001 (amounts in thousands):

                                                           2000        2001
                                                         --------    --------
Gross deferred tax assets:
  Inventory............................................  $  6,035    $  6,372
  Bad debt reserves....................................       791         800
  Pensions and deferred compensation...................     3,382       4,992
  Tax credit carryforwards.............................     3,762       4,429
  Plant consolidation reserves.........................     1,802         956
  Net operating loss carryforwards.....................    22,935      22,541
  Depreciation.........................................       340       2,226
  Foreign earnings rate differential...................     5,647          --
  Other................................................       758         223
                                                         --------    --------
                                                           45,452      42,539
                                                         --------    --------
Gross deferred tax liabilities:
  Intangible assets....................................    (2,334)     (2,630)
  Withholding taxes....................................    (3,558)     (4,955)
  Other................................................    (5,903)     (4,909)
                                                         --------    --------
                                                          (11,795)    (12,494)
                                                         --------    --------
  Net deferred tax asset...............................  $ 33,657    $ 30,045
                                                         ========    ========

     During 1999, 2000 and 2001, general business tax credits of approximately $680,000, $620,000 and $450,000 generated in the respective years were used to reduce the provision for income taxes. At December 31, 2001, the Company also has available alternative minimum tax credits in the amount of $476,000 available to reduce future Federal income tax liabilities.

     In general, United States income taxes or foreign withholding taxes are not provided on undistributed earnings of the Company's foreign subsidiaries because of the intent to reinvest these earnings. The amount of undistributed earnings which are considered to be indefinitely reinvested is approximately $76,600,000 at December 31, 2001. While the amount of federal income taxes, if such earnings are distributed in the future, cannot now be determined, such taxes may be reduced by tax credits and other deductions. The Company has provided U.S. income taxes on undistributed earnings that are not considered indefinitely reinvested. The amount of undistributed earnings in China that is not indefinitely reinvested is $2,000,000, for which U.S. taxes provided is $730,000.

                               ALLEN TELECOM INC.

     The Company has U.S. net operating loss carryforwards totaling approximately $94,400,000 available to reduce future taxable income. Of such carryforwards, $4,800,000 expires in 2011 and $89,600,000 in 2018 through 2021.
At December 31, 2001, the Company has recorded a net U.S. deferred tax asset pertaining to the recognition of the benefit on the aforementioned operating loss carryforwards, net deductible temporary differences and tax credits in the amount of approximately $41,800,000. The Company has not provided any valuation allowance with respect to this asset, as it believes its realization is "more likely than not." This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable to utilize the operating loss carryforwards, as well as, various tax, business and other planning strategies available to the Company. We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required. The failure to utilize this asset would adversely affect our results of operations and financial position.

NOTE 8: INDUSTRY SEGMENT AND GEOGRAPHIC DATA

     The Company conducts its business through two segments based on products provided and services rendered: Wireless Communications Equipment and Wireless Engineering and Consulting Services. Wireless Communications Equipment consists of four product lines: Base Station Subsystems and Components, Repeaters and In-Building Coverage Products, Base Station and Mobile Antennas and Geolocation Products.

     The Company provides products and services on a global basis to many of the worlds largest wireless communications OEMs and carriers. The Company supplies many different customized Base Station Subsystems and Components that are incorporated in cell sites including filters, duplexers, power amplifiers, combiners, microwave radios and related products. Repeater and In-Building Coverage Products support both coverage and capacity enhancements for carriers, these products include repeaters, distributed antenna systems, bi-directional boosters as well as test equipment and analysis software. The Base Station and Mobile Antenna product line manufactures a comprehensive line of base station and mobile antennas serving all major wireless standards and frequencies. The Geolocation Products product line manufactures, installs and services a network based geolocation solution that enables carriers to determine the location of wireless callers without the need of the caller having a special handset.

     The Wireless Engineering and Consulting Services segment provides frequency planning and microwave coordination services as well as network design and field engineering services to wireless communication carriers.

     The following shows the operating results and asset positions for each of the reportable segments for the years ended December 31, 1999, 2000 and 2001 (amounts in thousands):

                                                       1999        2000        2001
                                                     --------    --------    --------
Sales to external customers:
  Wireless communications equipment
     Base station subsystems and components........  $143,285    $190,934    $182,964
     Repeater and in-building coverage products....    93,528      78,751      94,523
     Base station and mobile antennas..............    76,840      97,820      88,218
     Geolocation products..........................        --          --       7,846
                                                     --------    --------    --------
  Total Wireless communications equipment..........   313,653     367,505     373,551
  Wireless engineering and consulting services.....    22,560      25,103      21,050
                                                     --------    --------    --------
  Total sales......................................  $336,213    $392,608    $394,601
                                                     ========    ========    ========

                               ALLEN TELECOM INC.

                                                       1999        2000        2001
                                                     --------    --------    --------
Operating (loss) income:
  Wireless communications equipment................  $ 11,098    $ 38,226    $ 21,159
  Wireless engineering and consulting services.....     1,034       4,426       1,025
                                                     --------    --------    --------
                                                       12,132      42,652      22,184
  Goodwill amortization............................    (7,020)     (7,822)     (7,901)
  General corporate expenses.......................    (5,748)     (7,423)     (6,787)
                                                     --------    --------    --------
  Operating (loss) income..........................  $   (636)   $ 27,407    $  7,496
                                                     ========    ========    ========
Segment Assets:
  Wireless communications equipment................  $248,148    $261,227    $272,674
  Wireless engineering and consulting services.....    14,579      13,676      12,360
                                                     --------    --------    --------
                                                      262,727     274,903     285,034
  Goodwill.........................................   134,723     129,190     140,995
  Deferred income taxes............................    37,247      48,115      42,061
  Other general corporate assets...................    16,733      20,814      43,866
                                                     --------    --------    --------
  Total assets.....................................  $451,430    $473,022    $511,956
                                                     ========    ========    ========
Depreciation and software amortization:
  Wireless communications equipment................  $ 14,296    $ 12,830    $ 14,440
  Wireless engineering and consulting services.....     3,264       2,955       2,825
Fixed asset and capitalized software additions:
  Wireless communications equipment................  $ 10,730    $ 16,925    $ 10,510
  Wireless engineering and consulting services.....       643       2,227       1,715

     The geographic distribution of the Company's sales and long-lived assets (excluding deferred income taxes) is as follows (amounts in thousands):

                                                       1999        2000        2001
                                                     --------    --------    --------
Sales:
  United States....................................  $179,772    $196,783    $184,427
  Italy............................................   110,701     156,189     147,229
  Germany..........................................    55,055      37,581      59,292
  Other............................................    59,429      74,708      90,451
  Intercompany.....................................   (68,744)    (72,653)    (86,798)
                                                     --------    --------    --------
Total..............................................  $336,213    $392,608    $394,601
                                                     ========    ========    ========
Long-lived assets:
  United States....................................  $190,950    $184,087     186,071
  Italy............................................    12,650      13,649      14,004
  Germany..........................................     8,181       9,041       7,696
  Other............................................     5,218       4,825       6,854
                                                     --------    --------    --------
Total..............................................  $216,999    $211,602    $214,625
                                                     ========    ========    ========

     The geographic distribution of sales is based on where such products are manufactured or services rendered.

     Sales to one major communications equipment customer accounted for 10.2% of consolidated sales in 2001 and a different customer accounted for 15.2% of consolidated sales in 2000. No customers accounted for more than 10% of sales in 1999.

                               ALLEN TELECOM INC.

NOTE 9: ACQUISITIONS AND DISPOSITIONS

     In 1999, the Company acquired the remaining outstanding 26% minority interest in Mikom G.m.b.H., bringing its ownership interest to 100%, together with most of the shares in two related European entities. Total consideration was approximately $17,556,000, including $9,290,000 and $6,173,000 paid in cash, in 1999 and 2000, respectively, and the balance paid, in cash, in 2001 (included in Accounts Payable at December 31, 2000).

     In 2000, the Company acquired the remaining outstanding 28% minority interest of Telia, bringing its ownership interest to 100%, for a cash payment of $2,193,000.

     On December 18, 2001, the Company acquired substantially all of the assets and certain liabilities of Bartley R.F. Systems, Inc. ("Bartley"). Bartley designs and manufactures radio frequency (RF) filters, filter related subsystems and other wireless communications infrastructure products principally for wireless OEM's. The combination of the Company's Forem division, a leading manufacturer of base station subsystems and components and Bartley is expected to substantially increase the Company's market share in the United States in the Company's Base Station Subsystems and Components product line. The results of Bartley's operations (insignificant from the date of acquisition for 2001) will be included in the consolidated financial statements beginning January 1, 2002.

     The aggregate purchase price was approximately $23,900,000 including $3,667,000 in cash (including $3,160,000 for the repayment of debt, $380,000 in purchase price and related costs of acquisition) and common stock valued at $20,233,000. The value of the 2,271,391 common shares was determined based on the average market price of the Company's shares over a 5-day period before and after the terms of the acquisition were agreed to and announced.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price (and amount of currently recorded goodwill) is subject to refinement (amounts in thousands):


Current Assets..............................................    $ 9,839
Property, plant and equipment...............................      1,266
Goodwill....................................................     20,086
                                                                -------
     Total assets acquired..................................     31,191
                                                                -------
Current Liabilities.........................................     (6,371)
Long-term debt..............................................       (920)
                                                                -------
     Total liabilities assumed..............................     (7,291)
                                                                -------
     Net assets acquired....................................    $23,900
                                                                =======

     The amount of the goodwill was assigned to the wireless communications equipment segment, all of which is expected to be tax deductible.

                               ALLEN TELECOM INC.

     The following supplemental information is presented, on a pro forma basis, for the consolidated results of operations of the Company for fiscal years 2000 and 2001 as though the business combination of Bartley had been completed at the beginning of fiscal year 2000 (amounts in thousands, except per share data):

                                                           2000        2001
                                                         --------    --------
Sales..................................................  $437,857    $435,426
Income (loss) from continuing operations...............  $  9,356    $ (3,590)
Earnings (loss) per common share from continuing
  operations (Basic and Diluted).......................  $   0.31    $  (0.12)

     In the preparation of such pro forma information, goodwill was assumed to be amortizable over a 10-year period resulting in $2,009,000 of goodwill amortization (or $1,246,000 after related income tax effect), in accordance with the then existing accounting rules and requirements.

     On March 1, 1999, the Company sold its Marta Technologies, Inc. ("Marta") subsidiary, which operated its discontinued centralized automotive emission testing business. Previously contingent purchase price in the amount of $2,000,000 was earned, when, in February 2000, the purchaser was awarded an emissions testing contract. The additional purchase price consideration was in the form of a 12% installment note. Accordingly, in the first quarter of 2000, the Company reported additional gain of $1,300,000 from disposal of discontinued operations, net of related income taxes of $700,000. The gain on sale of this discontinued operation in 1999, in the amount of $2,363,000, is net of related income taxes in the amount of $1,403,000.

NOTE 10: FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

     Cash and Short-Term Investments: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Long-Term Investments: It is not practicable to estimate the fair value of the Company's 8% investment in the common and preferred stock of its former specialty rubber products business because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the carrying amounts recorded at December 31, 2000 and December 31, 2001 reflect the corresponding fair value of such investment.

     Long-Term Debt: The fair values of the Company's long-term debt either approximate fair value or are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Off-Balance Sheet Instruments: The Company utilizes letters of credit to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined. The Company enters into foreign currency contracts to offset the impact of currency rate changes related to accounts receivable and certain payment obligations. The fair value of such contracts are based on quoted market

                               ALLEN TELECOM INC.

prices of comparable contracts. The carrying amounts and fair values of financial instruments at December 31, 2000 and 2001 are as follows (amounts in thousands):

                                               CARRYING AMOUNT         FAIR VALUE
                                             -------------------   -------------------
                                               2000       2001       2000       2001
                                             --------   --------   --------   --------
Cash and cash equivalents..................  $ 10,539   $ 16,368   $ 10,539   $ 16,368
Non-current investments....................     4,344      4,344      4,344      4,344
Long-term debt.............................   139,421    153,899    141,885    158,809
Off-balance sheet financial instruments:
  Letters of credit........................     1,115      2,115      1,115      2,115
  Foreign currency contracts...............     2,773      2,330      2,966      2,373

NOTE 11: SUPPLEMENTAL CASH FLOW DISCLOSURE

     The following non-cash items were effected and are not reflected in the Consolidated Statements of Cash Flows:

     In 1999, the Company purchased the remaining outstanding interest in Mikom and two affiliated European companies. This acquisition resulted in additional Goodwill of $9,608,000. This acquisition also increased Accounts Payables at December 31, 1999 by $8,266,000 and eliminated minority interest liability of $6,500,000.

     In 1999, the Company sold Marta assets of $22,958,000 and, further, the purchaser assumed a $12,436,000 capital lease obligation. As described in Note 9, in 2000 the Company received a $2,000,000 installment note receivable relating to the sale of Marta.

     In 2001, Accumulated other comprehensive loss, representing adjustments from translating foreign currency financial statements and an adjustment to reflect minimum pension liabilities, decreased from $31,948,000 at December 31, 2000 to $30,671,000 at December 31, 2001. In 2001, the minimum pension liability was $2,664,000 (net of related income tax effect) and was none in 2000. The translation loss decreased from $31,984,000 at December 31, 2000 to $28,052,000 at December 31, 2001. In 2000, such loss, representing adjustments from translating foreign currency financial statements, increased from $10,685,000 at December 31, 1999 to $31,948,000 at December 31, 2000.

     As more fully described in Note 9, in December 2001 the Company acquired substantially all of the assets of Bartley R.F. Systems, Inc., in exchange for, in part, 2,271,391 shares of the Company's common stock valued at approximately $20,233,000.

     Information with respect to cash paid during the year for interest and taxes is as follows (amounts in thousands):

                                                    1999     2000      2001
                                                   ------   -------   -------
Interest paid....................................  $9,240   $10,620   $11,005
Income taxes paid, net...........................   8,605    10,207     3,664

                               ALLEN TELECOM INC.

NOTE 12: SPECIAL CHARGES

     In 1999, 2000 and 2001, the Company incurred net special charges pertaining to the discontinuation of certain product lines, the closing and consolidation of manufacturing facilities and other items. Such costs are included in the Consolidated Statements of Operations as follows (amounts in thousands):

                                                      1999     2000     2001
                                                     -------   -----   ------
Cost of sales......................................  $ 6,109   $ 106   $  997
Selling, general and administrative expenses.......    5,877    (141)   1,308
Research and development and product engineering
  costs............................................      325      --       --
                                                     -------   -----   ------
     Total (income) loss...........................  $12,311   $ (35)  $2,305
                                                     =======   =====   ======

     In 1999, the Company incurred special charges of $12,311,000 (or $0.29 per basic and diluted share after related income tax effect) relating to the closure of a manufacturing facility, a loss on the sale of this facility, the termination of substantially all employees in such facility, a loss on the disposal of equipment and inventory related charges of $4,690,000 all in the Wireless Communications Equipment segment. The facility had a net book value of $4,805,000 at December 31, 2000, classified in other assets, and was sold in 2001.

     In 2000, the Company incurred additional pretax charges of $1,678,000, or $0.04 per basic and diluted share after related income tax effect, incremental to the 1999 restructuring charge. These 2000 charges, which were not accruable at December 31, 1999, include termination costs of employees notified subsequent to December 31, 1999, relocation costs, asset write-offs, and other termination related benefits. In 2000, the Company also recognized a non-cash pretax gain of $1,160,000, or $0.03 per basic and diluted share after related income tax effect, with respect to a pension curtailment gain as a result of a reduction in workforce in connection with the aforementioned restructuring. The Company also adjusted the loss accrual for the disposal of the facility as a result of its sale in January 2001 and recorded income in the amount of $553,000, or $0.01 per basic and diluted share after related income tax effect.

     In 2001, the Company incurred pretax charges of $2,305,000 or $.05 per basic and diluted share after related income tax effect, with respect to the planned closing and consolidation of the Company's U.S. base station subsystem and components parts manufacturing facility in Nevada into the newly acquired Bartley manufacturing facility in Massachusetts. These costs include termination costs of substantially all employees at the Nevada manufacturing facility of $570,000, closedown costs of the manufacturing facility of $744,000, a loss on assets, principally relating to disposal of equipment, of $591,000 and inventory related charges of $400,000.

                               ALLEN TELECOM INC.

     The following is a summary of the status of certain exit costs incurred (amounts in thousands, except employee data):

                                                 SEVERANCE
                                            -------------------    DISPOSITION
                                                      NUMBER OF    OF BUILDING
                                            ACCRUAL   EMPLOYEES   AND EQUIPMENT    OTHER
                                            -------   ---------   -------------   -------
Accrual...................................  $ 1,531      115         $ 3,764      $ 1,110
Charged against accrual...................     (157)     (22)         (1,493)        (593)
                                            -------      ---         -------      -------
Balance, December 31, 1999................    1,374       93           2,271          517
Additions to the accrual..................      327        5             393          958
Charged against accrual...................   (1,482)     (98)           (562)      (1,158)
Accrual adjustment credited to income.....       --       --            (553)          --
                                            -------      ---         -------      -------
Balance, December 31, 2000................      219       --           1,549          317
Additions to the accrual..................      570       76             576          168
Charged against accrual...................     (219)      --          (1,524)        (147)
                                            -------      ---         -------      -------
Balance, December 31, 2001................  $   570       76         $   601      $   338
                                            =======      ===         =======      =======

NOTE 13: UNAUDITED QUARTERLY FINANCIAL DATA

     Quarterly financial data are summarized as follows (amounts in thousands, except per share amounts):

                                             MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                             --------   --------   --------   --------
2000
Sales......................................  $ 88,859   $ 89,175   $107,690   $106,884
Gross profit...............................    25,382     27,584     31,930     30,046
Income from continuing operations..........       570      2,242      4,285      3,656
Gain from discontinued operations..........     1,300         --         --         --
Net income.................................     1,870      2,242      4,285      3,656
Earnings per common share:
  Basic and Diluted:
     Continuing operations.................  $   0.02   $   0.08   $   0.15   $   0.13
     Discontinued operations...............      0.05         --         --         --
     Net income............................      0.07       0.08       0.15       0.13
2001
Sales......................................  $108,543   $105,094   $ 91,319   $ 89,645
Gross profit...............................    29,904     27,111     21,442     19,802
Net income (loss)..........................     2,437        846     (1,662)    (3,444)
Earnings (loss) per common share:
  Basic and Diluted:
     Net income (loss).....................  $   0.09   $   0.03   $  (0.06)  $  (0.12)

     In the first quarter of 2000, the Company incurred incremental pretax charges of approximately $1,678,000, or $0.04 per basic and diluted share after related income tax effect, in connection with the restructuring, announced during the fourth quarter of 1999, of certain operations including the discontinuance of certain product lines, the closing of a manufacturing facility, termination costs of

                               ALLEN TELECOM INC.

employees and other items. Of this pretax charge, $960,000 was recorded in cost of sales and $718,000 in selling, general and administrative expenses.

     In the third quarter of 2000, the Company recognized a pretax gain of approximately $1,160,000, or $0.03 per basic and diluted share after related income tax effect, with respect to a pension curtailment gain as a result of a reduction in force in connection with the aforementioned restructuring, of this gain $406,000 was recorded in cost of sales and $754,000 in selling, general and administrative expenses.

     In the fourth quarter of 2000, the Company adjusted the loss accrual for the disposal of a facility and recorded income in the amount of $553,000 (included in cost of sales) or $0.01, per basic and diluted share, after related income tax effect.

     In the fourth quarter of 2001, the Company recognized a restructuring charge of approximately $2,305,000, or $0.05 per basic and diluted share after related income tax effect, with respect to the closing and consolidation of the Company's U.S. base station subsystem and components parts manufacturing facility in Nevada into the newly acquired Bartley manufacturing facility in Massachusetts. Of this cost, approximately $997,000 is included in cost of sales and $1,308,000 in selling, general and administrative expense.

NOTE 14: SUBSEQUENT EVENT

     On February 13, 2002, the Company announced that it had filed a Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of its Series D Convertible Preferred Stock (liquidation preference $50.00 per share), with an aggregate offering price of $50,000,000. The Registration Statement also covers the additional shares to be issued if the underwriters exercise the over-allotment option to purchase up to an additional 150,000 shares.

                               ALLEN TELECOM INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001

                             (AMOUNTS IN THOUSANDS)

                                                             ADDITIONS
                                            BALANCE    ---------------------
                                              AT       CHARGED TO   CHARGED    DEDUCTIONS    BALANCE AT
                                           BEGINNING   COSTS AND    TO OTHER      FROM         END OF
DESCRIPTION                                OF PERIOD    EXPENSES    ACCOUNTS    RESERVES       PERIOD
-----------                                ---------   ----------   --------   ----------    ----------
Allowance for doubtful accounts:
  2001...................................   $ 4,739       1,151         --       2,552(1)     $ 3,338
                                            =======      ======      =====      ========      =======
  2000...................................   $ 2,537       2,603         --         401(1)     $ 4,739
                                            =======      ======      =====      ========      =======
  1999...................................   $ 3,189         513         --       1,165(1)     $ 2,537
                                            =======      ======      =====      ========      =======
Inventory reserves:
  2001...................................   $13,964      10,139      419(3)      7,520(2)     $17,002
                                            =======      ======      =====      ========      =======
  2000...................................   $20,722       7,507         --      14,265(2)     $13,964
                                            =======      ======      =====      ========      =======
  1999...................................   $15,440      14,562         --       9,280(2)     $20,722
                                            =======      ======      =====      ========      =======

---------------

(1) Represents the net amount of the write-off of uncollectible accounts (less recoveries), and foreign currency translation changes.

(2) Represents the net amount of the write-off of inventory (less recoveries) and foreign currency translation changes.

(3) Represents reserves acquired related to the purchase of Bartley R.F. Systems, Inc.