Form 10-Q
period 2002-03-31
ALLEN TELECOM INC
filed 2002-05-10
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             ----------------------

                                    FORM 10-Q
     (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002
                                        --------------

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from  Not Applicable  to   __________________
                                --------------

         Commission file number         1-6016
                                        ------


                               ALLEN TELECOM INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


 Delaware                                                     38-0290950
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


25101 Chagrin Boulevard, Suite 350, Beachwood, Ohio              44122
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


(Registrant's Telephone Number, Including Area Code)           (216) 765-5800
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

                                                     Yes   X            No ___
                                                        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              Outstanding at
         Class of Common Stock                                April 30, 2002
         ---------------------                                --------------

         Par value $1.00 per share                               30,465,172
                                                              --------------

                                ALLEN TELECOM INC.
                                ------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                         Page
                                                                                          No.
                                                                                    -------------
PART  I.   FINANCIAL INFORMATION:

           ITEM 1 - Financial Statements:

                   Condensed Consolidated Balance Sheets -
                       March 31, 2002 and December 31, 2001                             3

                   Condensed Consolidated Statements of Income (Loss) -
                       Three Months Ended March 31, 2002 and 2001                       4

                   Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2002 and 2001                       5

                   Condensed Consolidated Statements of Stockholders'
                       Equity - Three Months Ended March 31, 2002 and 2001              6

                   Notes to the Condensed Consolidated Financial Statements           7 - 12


           ITEM 2 -    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                 13 - 18


           ITEM 3 -    Quantitative and Qualitative Disclosures About
                       Market Risks                                                     19

PART II.   OTHER INFORMATION:

           ITEM 2 - Changes in Securities and Use of Proceeds                           19

           ITEM 6 - Exhibits and Reports on Form 8-K                                    19

           Signatures                                                                   20

           Exhibit Index                                                                21

                               ALLEN TELECOM INC.
                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                             (Amounts in Thousands)

                                                                                     March 31,            December 31,
                                                                                       2002                   2001
                                                                               ----------------------  --------------------
                                                                                    (Unaudited)
ASSETS
   Current Assets:
      Cash and equivalents                                                           $     14,213       $     16,368
      Accounts receivable (less allowance for doubtful
         accounts of $3,411 and $3,338, respectively)                                      94,266             92,291
      Inventories:    Raw materials                                                        65,844             66,957
                      Work in process                                                      20,009             23,639
                      Finished goods                                                       27,423             33,430
                                                                                     ------------       ------------
          Total inventories (net of reserves)                                             113,276            124,026
                                                                                     ------------       ------------
      Deferred income taxes                                                                 2,271              2,660
      Recoverable income taxes                                                             22,511             20,169
      Other current assets                                                                  2,436              2,416
                                                                                     ------------       ------------
             Total current assets                                                         248,973            257,930
   Property, plant and equipment, net                                                      39,177             41,290
   Goodwill                                                                               141,060            140,995
   Deferred income taxes                                                                   39,751             39,401
   Other assets                                                                            30,606             32,340
                                                                                     ------------       ------------
         TOTAL ASSETS                                                                $    499,567       $    511,956
                                                                                     ============       ============
LIABILITIES
   Current Liabilities:
      Notes payable and current maturities of long-term
         obligations                                                                 $     12,154       $     12,318
      Accounts payable                                                                     35,036             40,355
      Accrued expenses                                                                     27,211             27,827
      Income taxes payable                                                                  2,883              4,781
      Deferred income taxes                                                                 9,911              9,852
                                                                                     ------------       ------------
            Total current liabilities                                                      87,195             95,133
   Long-term debt                                                                          91,206            140,530
   Deferred income taxes                                                                    2,130              2,164
   Other liabilities                                                                       15,996             15,772
                                                                                     ------------       ------------
         TOTAL LIABILITIES                                                                196,527            253,599
                                                                                     ------------       ------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK
   1,000,000 shares at redemption value (liquidation
    preference of $50.00 per share) (Note 3)                                               50,000               --
                                                                                     ------------       ------------
STOCKHOLDERS' EQUITY
   Common stock                                                                            32,500             32,500
   Paid-in capital                                                                        203,536            203,548
   Retained earnings                                                                       65,899             69,676
   Accumulated other comprehensive loss                                                   (32,286)           (30,671)
   Less: Treasury stock (common shares, at cost)                                          (15,415)           (15,440)
             Unearned compensation                                                         (1,194)            (1,256)
                                                                                     ------------       ------------
         TOTAL STOCKHOLDERS' EQUITY                                                       253,040            258,357
                                                                                     ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    499,567       $    511,956
                                                                                     ============       ============

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
                               ------------------
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               --------------------------------------------------
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   2002                  2001
                                                                                ---------              ---------

Sales                                                                           $  89,869              $ 108,543

Cost of sales                                                                     (68,702)               (78,639)
                                                                                ---------              ---------

Gross profit                                                                       21,167                 29,904

Operating expenses:
    Selling, general and administrative expenses                                  (13,154)               (14,365)

    Research and development and product engineering costs                         (6,609)                (6,900)

    Amortization of goodwill (Note 5)                                                --                   (1,980)
                                                                                ---------              ---------

Operating income                                                                    1,404                  6,659

Interest expense                                                                   (2,500)                (2,916)
Interest income                                                                       134                    321
                                                                                ---------              ---------

(Loss) income before taxes and minority interest                                     (962)                 4,064

Benefit (provision) for income taxes                                                  340                 (1,585)
                                                                                ---------              ---------

(Loss) income before minority interest                                               (622)                 2,479

Minority interest                                                                     (20)                   (42)
                                                                                ---------              ---------

NET (LOSS) INCOME                                                               $    (642)             $   2,437
                                                                                =========              =========

(LOSS) EARNINGS PER COMMON SHARE:
    Basic and Diluted                                                           $    (.02)             $     .09
                                                                                =========              =========
Weighted average common shares outstanding:
    Basic                                                                          30,030                 27,930
    Assumed exercise of stock options                                                --                      420
                                                                                ---------              ---------
    Diluted                                                                        30,030                 28,350
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

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                             --------------------------------------------
                                                                                     2002                    2001
                                                                             --------------------     -------------------
CASH FLOW FROM OPERATIONS:
  Net (loss) income                                                             $       (642)          $      2,437
  Adjustments to reconcile (loss) income to operating cash flow:
     Depreciation                                                                      3,023                  3,753
     Amortization of goodwill                                                           --                    1,980
     Amortization of capitalized software                                                897                    668
     Other amortization                                                                  150                     78
  Changes in operating assets and liabilities:
     Receivables                                                                      (2,488)                (4,998)
     Inventories                                                                      10,083                (31,197)
     Accounts payable and accrued expenses                                            (6,203)                17,088
     Income tax payable                                                               (4,177)                 1,413
     Other, net                                                                          (10)                (1,275)
                                                                                ------------           ------------
  CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                           633                (10,053)
                                                                                ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (1,479)                (3,859)
     Capitalized software product costs                                                 (419)                  (890)
     Sales and retirements of fixed assets                                               164                  5,808
     Investment in subsidiaries                                                          (59)                  --
                                                                                ------------           ------------
  CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                        (1,793)                 1,059
                                                                                ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of borrowings                                                         (49,461)                (5,748)
     Acquisition of treasury stock                                                      (167)                (1,111)
     Issuance of preferred stock                                                      47,488                   --
     Collection on installment note receivable                                         1,100                  1,000
     Treasury stock sold to employee benefit plan                                        180                    196
     Exercise of stock options                                                          --                      657
                                                                                ------------           ------------
  CASH USED BY FINANCING ACTIVITIES                                                     (860)                (5,006)
                                                                                ------------           ------------

NET CASH USED                                                                         (2,020)               (14,000)

Effect of foreign currency exchange rate changes on cash                                (135)                 1,539

Net cash flow from change in year-end of subsidiaries (Note 1)                          --                   20,431

Cash and equivalents at beginning of year                                             16,368                 10,539
                                                                                ------------           ------------
CASH AND EQUIVALENTS AT END OF PERIOD                                           $     14,213           $     18,509
                                                                                ============           ============

Supplemental cash flow data:
     Cash paid during the period for:
            Interest                                                            $      1,492           $      1,837
            Income taxes                                                               4,288                  1,706

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
                                                             (Unaudited)



                                                                      Common         Paid-In      Comprehensive        Retained
                                                       Total          Stock          Capital      (Loss) Income        Earnings
                                                     -----------    -----------     ---------     --------------      ----------
FOR THE THREE MONTHS ENDED MARCH 31, 2002:

Beginning Balance, January 1, 2002                    $258,357        $32,500        $203,548                           $69,676
Preferred stock issuance costs                          (3,135)                                                          (3,135)
Comprehensive loss:
  Net loss                                                (642)                                     $    (642)             (642)
  Foreign currency translation adjustments              (1,615)                                        (1,615)
                                                                                                    ----------
     Comprehensive loss                                                                             $  (2,257)
                                                                                                    ==========
Treasury stock reissued                                    180                            (12)
Acquisition of treasury stock                             (167)
Amortization of unearned compensation                       62
                                                      --------        -------        --------                           -------
Ending Balance, March 31, 2002                        $253,040        $32,500        $203,536                           $65,899
                                                      ========        =======        ========                           =======

FOR THE THREE MONTHS ENDED MARCH 31, 2001:

Beginning Balance, January 1, 2001                    $234,981        $30,092        $184,066                           $69,067
Net income from change in fiscal year-end
     of subsidiaries (Note 1)                            2,432                                                            2,432
Comprehensive income:
  Net income                                             2,437                                      $   2,437             2,437
  Foreign currency translation adjustments               4,285                                          4,285
                                                                                                    ---------
     Comprehensive income                                                                           $   6,722
                                                                                                    =========
Treasury stock reissued                                    195                            102
Acquisition of treasury stock                           (1,111)
Exercise of stock options                                  657            101             556
Amortization of unearned compensation                       78
                                                      --------        -------        --------                           -------
Ending Balance, March 31, 2001                        $243,954        $30,193        $184,724                           $73,936
                                                      ========        =======        ========                           =======

                                                         Accumulated
                                                            Other
                                                        Comprehensive       Treasury         Unearned
                                                        Income (Loss)         Stock        Compensation
                                                       --------------      ----------      ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002:

Beginning Balance, January 1, 2002                       $(30,671)         $(15,440)         $ (1,256)
Preferred stock issuance costs
Comprehensive loss:
  Net loss
  Foreign currency translation adjustments                 (1,615)

     Comprehensive loss

Treasury stock reissued                                                         192
Acquisition of treasury stock                                                  (167)
Amortization of unearned compensation                                                              62
                                                         --------          --------          --------
Ending Balance, March 31, 2002                           $(32,286)         $(15,415)         $ (1,194)
                                                         ========          ========          ========

FOR THE THREE MONTHS ENDED MARCH 31, 2001:

Beginning Balance, January 1, 2001                       $(31,948)         $(14,730)         $ (1,566)
Net income from change in fiscal year-end
     of subsidiaries (Note 1)
Comprehensive income:
  Net income
  Foreign currency translation adjustments                  4,285

     Comprehensive income

Treasury stock reissued                                                          93
Acquisition of treasury stock                                                (1,111)
Exercise of stock options
Amortization of unearned compensation                                                              78
                                                         --------          --------          --------
Ending Balance, March 31, 2001                           $(27,663)         $(15,748)         $ (1,488)
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

1.       SIGNIFICANT ACCOUNTING POLICIES:

         GENERAL

         In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the consolidated results of its operations, cash flows and changes in stockholders' equity for the periods ended March 31, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 2001 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Cash flow of such European operations for the two month period November and December 2000 is summarized as follows (amounts in millions):

               Net income from operations                       $  2.4
               Increase in inventories                            (8.7)
               Decrease in receivables                             3.2
               Increase in accounts payable                       14.1
               Decrease in taxes payable                          (6.1)
               Net increase in fixed assets                       (1.2)
               Borrowings                                         16.1
               Other                                                .6
                                                                ------
                   Increase in cash and equivalents             $ 20.4
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

2.       SPECIAL CHARGES:

         In the fourth quarter 2001, the Company incurred incremental pretax charges of $2,305,000, or $.05 per basic and diluted share after related income tax effect, with respect to the planned closing of the Company's U.S. base station subsystem and components manufacturing facility in Nevada and consolidation into the newly acquired Bartley manufacturing facility in Massachusetts. These costs included termination costs of substantially all employees at the Nevada manufacturing facility of $570,000, closedown costs of the manufacturing facility of $744,000, a loss on assets, principally relating to disposal of equipment, of $591,000 and inventory related charges of $400,000. The following is a summary of the status of exit costs remaining (amounts in thousands, except employee data):

                                                                 SEVERANCE
                                                           -----------------------       DISPOSITION
                                                                         NUMBER OF       OF BUILDING
                                                           ACCRUAL       EMPLOYEES      AND EQUIPMENT     OTHER
                                                           -------       ---------      -------------     -----

         Balance, December 31, 2001..................     $ 570             76           $   601         $ 338
         Charged against accrual.....................      (164)           (61)             (101)          (61)
                                                          ---------------------------------------------------------
         Balance, March 31, 2002.....................     $ 406             15           $   500         $ 277
                                                          =======================================================

         The term of severance is based on years of service or determined by contractual obligation, and is payable over a period of time. Severance will be paid out in its entirety by January 31, 2003

3.       REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On March 20, 2002, the Company issued 1,000,000 shares of Series D 7.75% Convertible Preferred Stock (liquidation preference of $50.00 per share).

         Dividends on the Preferred Stock may be paid in cash, common stock, or a combination thereof. Unpaid and/or undeclared dividends do not accumulate but the number of shares of common shares entitled to be received upon conversion of the Convertible Preferred Stock will automatically increase, as specified in the stock agreement.

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)


3.       REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued):

         Each share of Convertible Preferred Stock is convertible at the option of the holder at any time into shares of common stock of the Company, par value $1 per share, at an initial conversion rate of $7.70 per share (equivalent to a conversion rate of 6.4935 shares of common stock at a liquidation preference of $50.00), subject to adjustment under certain conditions (including the occurrence of certain change of control transactions). On or after February 20, 2005, the Company may, at its option, as discussed below, cause all of the outstanding shares of Convertible Preferred Stock to be automatically converted into common stock at the then prevailing conversion ratio. The Company may exercise that conversion right if, for at least 20 trading days within any consecutive 30-day trading period (including the last trading day), the closing price of its common stock equals or exceeds 125% of the then prevailing conversion price of the Convertible Preferred Stock.

         Subject to legal availability of funds, the shares of Convertible Preferred Stock are mandatorily redeemable by the Company for cash at their liquidation preference on or after February 15, 2014 (unless previously converted into common shares of the Company) and are not redeemable by the Company before that date.

         The net proceeds from the issuance of $47,488,000, after deducting the underwriters discount and issuance costs incurred to date, was used to repay a portion of the Company's outstanding indebtedness under its domestic revolving credit facility. The underwriting discount and the estimated total expenses of the offering, aggregating $3,135,000, were charged directly to retained earnings.

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


4.       SEGMENT DISCLOSURES:

         The following table shows sales to external customers, results of operations and asset positions for the Company's two operating segments (amounts in thousands):

                                                                                Three Months Ended
                                                                                    March 31,
                                                                           2002                  2001
                                                                    -------------------  ----------------------
          Sales to external customers:
             Wireless communications equipment:
                Base station subsystems and components                 $   33,707           $   59,423
                Repeater and in-building coverage products                 22,470               22,820
                Base station and mobile antennas                           16,626               20,520
                Geolocation products                                       12,490                 --
                                                                    -------------------------------------------
                   Total wireless communications equipment                 85,293              102,763
             Wireless engineering and consulting services                   4,576                5,780
                                                                    -------------------------------------------
                   Total sales                                         $   89,869            $ 108,543
                                                                    -------------------------------------------

          Results of  operations:
             Wireless communications equipment                        $     3,289           $   10,262
             Wireless engineering and consulting services                     (17)                 158
                                                                    -------------------------------------------
                                                                            3,272               10,420
             Goodwill amortization (Note 5)                                  --                 (1,980)
             General corporate expenses                                    (1,868)              (1,781)
                                                                    -------------------------------------------
                   Operating income                                    $    1,404           $    6,659
                                                                    -------------------------------------------

                                                                                      As of
                                                                      March 31, 2002      December 31, 2001
                                                                    -------------------  ----------------------
          Segment Assets:
             Wireless communications equipment                          $ 260,678            $ 272,674
             Wireless engineering and consulting services                  12,715               12,360
                                                                    -------------------------------------------
                    Total segment assets                                  273,393              285,034
             Goodwill                                                     141,060              140,995
             Deferred income taxes                                         42,022               42,061
             Other general corporate assets                                43,092               43,866
                                                                    -------------------------------------------
                   Total assets                                         $ 499,567            $ 511,956
                                                                    -------------------------------------------


                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)



5.       Impact of New Accounting Pronouncements:

         Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, the Company ceased amortizing goodwill (including goodwill reported in past business combinations) in the first quarter 2002. This change improved the reported Net (Loss) Income Per Common Share by $.07 per common share (basic and diluted).

         The following supplemental information is presented, on a pro-forma basis, for the consolidated results of operations for the first quarter of 2001, as compared with actual first quarter 2002, adjusted to exclude amortization of goodwill in the first quarter of 2001 (amounts in thousands):

                                                                               Three Months Ended
                                                                                    March 31,
          ----------------------------------------------------------------------------------------------------
                                                                           2002                  2001
          ----------------------------------------------------------------------------------------------------
          Reported net (loss) income                                  $      (642)           $   2,437
          Add back goodwill amortization (net of related
               income taxes)                                                  --                 1,975
                                                                    ------------------------------------------
          Pro-forma net (loss) income                                 $      (642)           $   4,412
                                                                    ------------------------------------------
          Reported (loss) earnings per common share
              (basic and diluted)                                           $(.02)                $.09
          Effect of add back of goodwill amortization                         --                   .07
                                                                    ------------------------------------------
          Pro-forma (loss) earnings per common share                        $(.02)                $.16
          ----------------------------------------------------------------------------------------------------

         The Company has not yet completed the initial assessment of goodwill under the new fair value model for determining impairment. The fair value measurement of goodwill under the new model will reflect the estimates and expectations of the market as of January 1, 2002, the date of adoption. Impairment charges, if any, from this initial evaluation would be reported as a "Cumulative Effect of an Accounting Change" in the Company's consolidated statement of income (loss).

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets

                               ALLEN TELECOM INC.
                               ------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)
                                   (Continued)

5.       IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS (continued):

         that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS No. 143 is effective for the Company at the beginning of January 1, 2003. The Company believes the adoption of SFAS No. 143 will not, at this time, have a material impact on its consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company implemented SFAS No. 144 on January 1, 2002, as required, and the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

6.       ACQUISITION:

         On December 18, 2001, the Company acquired substantially all of the assets and certain liabilities of Bartley R.F. Systems, Inc. ("Bartley"). The results of Bartley's operations are included in the consolidated financial statements for the three-month period ended March 31, 2002. The Company is in process of obtaining third-party valuations of acquired intangible assets; thus, the allocation of the purchase price and the amount of goodwill currently recorded (in the amount of $20,168,000) are subject to refinement.

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

RESULTS OF OPERATIONS

SUMMARY:

We reported a net loss of $0.6 million ($.02 per common share, basic and diluted) for the first quarter 2002, as compared with net income of $2.4 million ($.09 per common share, basic and diluted) for the first quarter 2001. Total sales decreased 17% from $108.5 million in the first quarter 2001 to $89.9 million in the first quarter 2002.

The weighted average common shares outstanding for the Basic Earnings Per Common Share computation increased for the first quarter of 2002, as compared with the comparable 2001 period, due primarily to shares issued in connection with our fourth quarter 2001 acquisition of Bartley R.F. Systems Inc. In the future, when computing Basic Earnings Per Common Share, net income will be reduced by dividends, to the extent declared, on the Redeemable Convertible Preferred Stock issued in the first quarter of 2002. Such dividends, as and if declared, would amount to $3,875,000 annually. For purposes of computing Diluted Earnings Per Common Share, and only if such calculation results in dilution, Preferred Stock dividends will not reduce earnings; however, the weighted average shares outstanding will increase by 6,493,500 common shares representing the amount of common shares into which the Preferred Stock is currently convertible.

The strong U.S. dollar relative to the Euro negatively impacted reported sales of European operations in the first quarter of 2002 as compared to the first quarter of 2001. As a result of exchange differences, reported sales in the three months ended March 31, 2002 were $1.7 million lower, as compared with the corresponding prior year period, assuming the exchange rates stayed the same.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)


WIRELESS COMMUNICATIONS EQUIPMENT:

Wireless communications equipment sales were down 17% from $102.8 million in first quarter 2001 to $85.3 million in the first quarter 2002. Sales for the geolocation product line were $12.5 million in first quarter 2002 compared with no sales in first quarter 2001. Sales for the repeaters and in-building coverage product line were essentially flat at $22.5 million in first quarter 2002 compared with $22.8 million in first quarter 2001. Sales decreased for the base station subsystems and components and base station and mobile antenna product lines from $59.4 million to $33.7 million, or 43%, and from $20.5 million to $16.6 million, or 19%, respectively. These sales declines are due to reduced spending by wireless communications carriers and OEM's in most world markets. Geographically, sales were down in all parts of the world with the exception of the United States, where sales increased 20% due to the Bartley acquisition, which improved sales of our base station subsystems and components product line, and strong sales of geolocation products.

The following table sets forth our wireless communications equipment segment sales by product line:

          -------------------------------------------------------------------------------------------
               SALES BY PRODUCT LINE
          -------------------------------------------------------------------------------------------
               ($ MILLIONS)                                                 1Q 2002          1Q 2001
                                                                     --------------------------------
               Base Station Subsystems and Components                        $ 33.7           $ 59.4
               Repeater and In-Building Coverage Products                      22.5             22.8
               Base Station and Mobile Antennas                                16.6             20.6
               Geolocation Products                                            12.5              --
          -------------------------------------------------------------------------------------------
               Total Wireless Communications Equipment                        $85.3          $ 102.8
                                                                     --------------------------------


Backlog for this segment decreased 23% from $122.6 million at December 31, 2001 to $94.8 million at March 31, 2002. The decrease was due primarily to reduced orders, capital spending and the lack of future market visibility from our domestic and European OEM customers, as well as a decrease in Geolocation backlog.

Gross profit margins were 23.7% in the first quarter 2002, as compared with 27.4% in the first quarter 2001. The lower gross profit margins in 2002 were due to lower sales volumes and increased price discounting, particularly in the base station subsystems and components product lines. These lower gross profit margins were partially offset by higher margins from our geolocation product line.

Selling, general and administrative expenses were $10.3 million, or 12.1% of sales, and $11.0 million, or 10.7% of sales, for the first quarters of 2002 and 2001, respectively. Spending is lower due primarily to lower volume related sales commissions. Spending as a percentage of sales is higher due to the spreading of fixed costs on lower sales.

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


WIRELESS ENGINEERING AND CONSULTING SERVICES:

Wireless engineering and consulting services sales were down $1.2 million or 21% from $5.8 million in first quarter 2001 to $4.6 million in first quarter 2002. Sales decreased due to the low level of software sales and a decline in engineering consulting services in the Company's markets. Gross profit margins for this segment were 20.6% in the first quarter 2002, as compared with 30.6% in the first quarter 2001. This decrease in margins is primarily attributable to lower software sales, which contribute higher margins than other products and services, as well as less than full deployment of engineers. Selling, general and administrative expenses decreased to 21.0% of sales for the first quarter of 2002 compared to 27.8% for the first quarter of 2001. This lower ratio was primarily due to lower bad debt expense and lower personnel expenses.

RESEARCH AND DEVELOPMENT:

Research and development and product engineering costs were 7.4% and 6.4% of sales in the first quarter of 2002 and 2001, respectively. The increased rate of spending as a percentage of sales is attributable to the decrease in sales. We believe that product development costs will remain fairly consistent in dollars throughout the year.

INTEREST AND FINANCING EXPENSES:

Net interest expense decreased $.2 million, or 8.8%, to $2.4 million in the first quarter 2002 from $2.6 million in the first quarter 2001. The decrease in net interest expense is primarily due to lower interest rates offset in part, by increased average quarterly debt levels and lower interest income. On March 20, 2002, we issued $50.0 million of Preferred Stock that generated cash proceeds, net of fees and expenses, of $47.5 million. After payment of all fees and expenses, we expect net proceeds from the offering to approximate $46.9 million. The $47.5 million of net proceeds, to date, was used to pay down domestic bank borrowings. We estimate interest savings as a result of this debt reduction would approximate $2.4 million on an annual basis based on our current average interest rate of approximately 5.0%.

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


PROVISION FOR INCOME TAXES:

Our effective income tax rate was 35.0% and 39.0% for the quarters ended March 31, 2002 and 2001, respectively. The principal reason for the decrease is due to the change in accounting for goodwill amortization that was almost entirely non-deductible for income taxes purposes in 2001. The 2002 tax rate is in line with our current expectation for the full year.

Through March 31, 2002, we have recorded a net U.S. deferred tax asset pertaining to recognition of net operating loss carryforwards, net deductible temporary differences and tax credits in the amount of approximately $41.8 million. The U.S. deferred tax asset has remained unchanged from December 31, 2001. We have not provided a valuation allowance relating to this asset, as we believe it is more likely than not that we will realize the value of this asset. This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable to utilize the operating loss carryforwards, as well as various tax, business and other planning strategies available to us. We cannot provide assurance that we will be able to realize this asset or that future valuation allowances will not be required. The failure to utilize this asset would adversely effect our results of operations and financial position.

NEW ACCOUNTING STANDARDS:

Effective January 1, 2002, we implemented Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this statement. Earnings per common share for the period ending March 31, 2001 would have increased by $.07 per share, excluding the amortization of goodwill, which was eliminated in 2002 when this new Standard went into effect. We have not yet completed the initial assessment of goodwill under the new fair value model for determining impairment. The fair value measurement of goodwill under the new model will reflect the estimates and expectations of the market as of January 1, 2002, the date of adoption. Impairment charges, if any, from this initial evaluation would be reported as a "Cumulative Effect of an Accounting Change" in the Company's consolidated statement of income (loss). See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information.

                               ALLEN TELECOM INC.
                               ------------------
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           ----------------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------
                                   (Continued)
                                   -----------


LIQUIDITY AND CAPITAL RESOURCES:

As set forth in the Condensed Consolidated Statements of Cash Flows, $.6 million of cash was generated by operations for the three months ended March 31, 2002 as compared to $10.1 million of cash used in the comparable 2001 period. This improvement of cash generation is due primarily to a reduction of inventory, partially offset by lower trade payables and income tax payments. From March 31, 2001 to March 31, 2002, our consolidated inventory decreased $29.4 million to $113.3 million. We used $1.8 million of cash in investing activities in the first quarter 2002, due principally to $1.5 million for capital expenditures. For the first quarter 2001, $1.1 million was generated from investing activities that included proceeds from the sale of an unused facility. Cash used by financing activities for the three months ended March 31, 2002 and March 31, 2001 was $.9 million and $5.0 million, respectively. On March 20, 2002, we issued $50.0 million of Redeemable Convertible Preferred Stock, which netted, to date, $47.5 million of cash after deduction of certain fees and expenses (see
Note 3 of the Condensed Consolidated Financial Statements for additional information). Cash proceeds from this offering, as well as cash generated by other activities, were used to repay borrowings of $49.5 million in the first quarter 2002. The $5.0 million cash usage from financing activities in the first quarter of 2001 was principally the result of repayment of borrowings. As a result of our preferred stock offering, and the resulting pay-down of domestic revolving debt, we permanently reduced our domestic revolving credit agreement commitment from $105.0 million to $76.9 million. On a worldwide basis, at March 31, 2002, we had $123.9 million of lines of credit of which $92.3 million were unused and available, as compared with $71.4 million of available unused credit lines at December 31, 2001.

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


LEGAL DISCLAIMER:

Statements included in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost incurred, savings realized and timing of the integration of acquisitions, such as the integration of Bartley R.F. Systems and the consolidation of the Company's Nevada facility into Bartley's Amesbury, MA facility; the cost, success and timetable for new product development including, for example, products for 3G, E 911 and power amplification; the health, economic stability and relative currency valuations in world and national markets; the cost and outcome of litigation, including, for example, a lawsuit filed by a competitor in the E 911 geolocation business claiming infringement by the Company of intellectual property rights; the cost and availability of capital and financing to the Company and its customers; the uncertain timing and level of purchases by the limited number of the Company's customers of both current products and services, and those under development; the effective realization of inventory, receivables and other working capital assets to cash; the impact of competitive products and pricing in the Company's markets; the ability of the company to generate future U.S. profits or to implement other tax planning strategies needed to utilize the Company's tax loss carry forwards; the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E 911 geolocation requirements in the U.S. markets and spectrum availability and licensing for new wireless applications; the impact of future business conditions on the Company's ability to meet terms and conditions of the Company's borrowing agreements; the cost, timing and availability of personnel, facilities, materials and vendors required for the Company's current and future products; and whether and when backlog will be converted to customer sales. Allen Telecom Inc.'s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q may contain additional factors.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
---------------------------------------------------------------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change from the end of the previous fiscal year to March 31, 2002.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS.

On March 20, 2002, the Company issued 1,000,000 shares of its Series D 7.75% Convertible Preferred Stock in a public offering for consideration of $50,000,000, before underwriter's discount and issuance costs. The Series D Convertible Preferred Stock has a liquidation preference of $50.00 per share and will initially be convertible into common stock at the rate of approximately
6.4935 shares of common stock per share of Series D Convertible Preferred Stock, for a per share conversion price of $7.70 per share of common stock. Additional information on the Series D Convertible Preferred Stock transaction is contained in this Form 10-Q for the quarterly period ended March 31, 2002 in "Part I Financial Information" under the caption "Notes to Condensed Consolidated Financial Statements" under "Note 3: Redeemable Convertible Preferred Stock" and is incorporated herein by reference.

The effective date of the registration statement under which the Series D 7.75% Convertible Preferred Stock was registered was March 14, 2002. The Commission File number assigned to the registration statement is 333-82696. The managing underwriter of the offering was Bear Stearns & Co. Inc. Underwriting discounts were $2,500,000 and other fees are estimated to be approximately $635,000, for a total of $3,135,000 in fees. Net proceeds of the offering are anticipated to aggregate approximately $46,865,000. The net proceeds of the offering to date were used to repay a portion of the outstanding indebtedness under the Company's domestic revolving credit facility.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
      --------

      (3)      Articles of Incorporation

(b)   Reports on Form 8-K
      --------------------

      On February 14, 2002, the Company filed a Current Report on Form 8-K, under Item 5 "Other Events", whereby it filed a press release dated February 13, 2002, reporting Allen Telecom's fourth quarter and full year 2001 sales and earnings results.

                                   SIGNATURES
                                   ----------






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     Allen Telecom Inc.
                                                     ------------------
                                                        (Registrant)




Date:  May 10, 2002                  By:        /s/ Robert A. Youdelman
       ------------                        -------------------------------------
                                                    Robert A. Youdelman
                                                  Executive Vice President
                                                 (Chief Financial Officer)




Date:  May 10, 2002                  By:       /s/ James L. LePorte, III
       ------------                        -------------------------------------
                                                   James L. LePorte, III
                                                   Vice President Finance
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------
                               ALLEN TELECOM INC.
                               ------------------


Exhibit Number

         (3.1) Certificate of Designations of Series D 7.75% Convertible Preferred Stock of Allen Telecom Inc.