Form 10-Q
period 2002-06-30
ALLEN TELECOM INC
filed 2002-08-13
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

 (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

                                                                Yes   X   No
                                                                   ----     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                              Outstanding at
         Class of Common Stock                                August 1, 2002
         ---------------------                                --------------
         Par value $1.00 per share                                30,504,381

                               ALLEN TELECOM INC.

                                TABLE OF CONTENTS



                                                                                      Page
                                                                                       No.
                                                                                       ---
PART  I.         FINANCIAL INFORMATION:

                 ITEM 1 - Financial Statements:

                         Condensed Consolidated Balance Sheets -
                             June 30, 2002 and December 31, 2001                         3

                         Condensed Consolidated Statements of Income (Loss) -
                             Three and Six Months Ended June 30, 2002 and 2001           4

                         Condensed Consolidated Statements of Cash Flows -
                             Six Months Ended June 30, 2002 and 2001                     5

                         Condensed Consolidated Statements of Stockholders'
                             Equity - Six Months Ended June 30, 2002 and 2001            6

                         Notes to the Condensed Consolidated Financial Statements   7 - 12


                 ITEM 2 -    Management's Discussion and Analysis of

                             Financial Condition and Results of Operations         13 - 20

                 ITEM 3 -    Quantitative and Qualitative Disclosures About

                             Market Risks                                               21

PART II.         OTHER INFORMATION:

                 ITEM 1 - Legal Proceedings                                             21

                 ITEM 4 - Submission of Matters to a Vote of Security Holders      21 - 22

                 ITEM 6 - Exhibits and Reports on Form 8-K                         22 - 23

                 Signatures                                                             24

                 Exhibit Index                                                          25

                               ALLEN TELECOM INC.
                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (Amounts in Thousands, Except Share and Per Share Data)

                                                                                     June 30,     December 31,
                                                                                       2002           2001
                                                                                      --------       --------
                                                                                    (Unaudited)
ASSETS
   Current Assets:

      Cash and equivalents                                                           $  22,351      $  16,368
      Accounts receivable (less allowance for doubtful
         accounts of $3,798 and $3,338, respectively)                                   92,569         92,291
      Inventories:    Raw materials                                                     63,450         66,957
                      Work in process                                                   28,652         23,639
                      Finished goods                                                    25,966         33,430
                                                                                      --------       --------
          Total inventories (net of reserves)                                          118,068        124,026
                                                                                      --------       --------
      Deferred income taxes                                                              1,856          2,660
      Recoverable income taxes                                                          15,380         20,169
      Other current assets                                                               2,949          2,416
                                                                                      --------       --------
             Total current assets                                                      253,173        257,930
   Property, plant and equipment, net                                                   39,990         41,290
   Goodwill  (Note 5)                                                                  141,367        140,995
   Deferred income taxes                                                                45,915         39,401
   Other assets                                                                         30,307         32,340
                                                                                      --------       --------
         TOTAL ASSETS                                                                 $510,752       $511,956
                                                                                      ========       ========
LIABILITIES
   Current Liabilities:

      Notes payable and current maturities of long-term
         obligations                                                                 $  12,645      $  12,318
      Accounts payable                                                                  44,804         40,355
      Accrued expenses                                                                  27,548         27,827
      Income taxes payable                                                               3,061          4,781
      Deferred income taxes                                                             12,744          9,852
                                                                                      --------       --------
            Total current liabilities                                                  100,802         95,133
   Long-term debt                                                                       74,339        140,530
   Deferred income taxes                                                                   226          2,164
   Other liabilities                                                                    16,720         15,772
                                                                                      --------       --------
         TOTAL LIABILITIES                                                             192,087        253,599
                                                                                      --------       --------
REDEEMABLE CONVERTIBLE PREFERRED STOCK
   1,000,000 shares at redemption value (liquidation
    preference of $50.00 per share) (Note 3)                                            50,000              -
                                                                                      --------       --------
STOCKHOLDERS' EQUITY

   Common stock                                                                         32,500         32,500
   Paid-in capital                                                                     203,444        203,548
   Retained earnings                                                                    64,567         69,676
   Accumulated other comprehensive loss                                                (15,678)       (30,671)
   Less: Treasury stock (common shares, at cost)                                       (15,036)       (15,440)
             Unearned compensation                                                      (1,132)        (1,256)
                                                                                      --------       --------
         TOTAL STOCKHOLDERS' EQUITY                                                    268,665        258,357
                                                                                      --------       --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $510,752       $511,956
                                                                                      ========       ========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                 (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                  Three Months Ended                  Six Months Ended
                                                                       June 30,                           June 30,
                                                               --------------------------         -------------------------
                                                                 2002             2001              2002            2001
                                                               ---------      -----------         ---------      ----------
SALES                                                           $ 91,850         $105,094         $ 181,719      $  213,637

Cost of sales                                                    (69,803)         (77,983)         (138,505)       (156,622)
                                                               ---------      -----------         ---------      ----------

Gross profit                                                      22,047           27,111            43,214          57,015

Operating expenses:
   Selling, general and administrative
     expenses (Note 2)                                           (14,819)         (13,988)          (27,973)        (28,353)

   Research and development and product
     engineering costs                                            (6,483)          (7,170)          (13,092)        (14,070)

   Amortization of goodwill (Note 5)                                   -           (1,987)                -          (3,967)
                                                               ---------      -----------         ---------      ----------

Operating income                                                     745            3,966             2,149          10,625

Interest expense                                                  (1,972)          (2,702)           (4,472)         (5,618)
Interest Income                                                      199              192               333             513
                                                               ---------      -----------         ---------      ----------

(Loss) income before taxes and minority
   interest                                                       (1,028)           1,456            (1,990)          5,520

Benefit (provision) for income taxes                                 357             (565)              697          (2,150)
                                                               ---------      -----------         ---------      ----------

(Loss) income before minority interest                              (671)             891            (1,293)          3,370

Minority interest                                                      9              (45)              (11)            (87)
                                                               ---------      -----------         ---------      ----------

NET (LOSS) INCOME                                                   (662)             846            (1,304)          3,283

Dividends on Preferred Stock                                        (603)               -              (603)              -
                                                               ---------      -----------         ---------      ----------

(LOSS) INCOME APPLICABLE TO
    COMMON SHAREHOLDERS                                         $ (1,265)        $    846         $  (1,907)     $    3,283
                                                               =========      ===========         =========      ==========

NET (LOSS) INCOME PER COMMON
   SHARE, basic and diluted                                       $ (.04)           $ .03            $ (.06)          $ .12
                                                               =========      ===========         =========      ==========

Weighted average common shares outstanding:

   Basic                                                          30,390           27,980            30,370          27,950
   Assumed exercise of stock options                                   -              240                 -             330
                                                               ---------      -----------         ---------      ----------
   Diluted                                                        30,390           28,220            30,370          28,280
                                                               =========      ===========         =========      ==========


See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                 June 30,
                                                                                      -------------------------------
                                                                                         2002                  2001
                                                                                      --------               --------
CASH FLOW FROM OPERATIONS:
  Net (loss) income                                                                 $   (1,304)            $    3,283
  Adjustments to reconcile income to operating cash flow:
     Depreciation                                                                        5,950                  7,680
     Amortization of goodwill                                                                -                  3,967
     Amortization of capitalized software                                                1,753                  1,321
     Other amortization                                                                    350                    155
  Changes in operating assets and liabilities:

     Receivables                                                                         5,606                (16,991)
     Inventories                                                                        13,661                (31,162)
     Accounts payable and accrued expenses                                                (620)                (1,809)
     Income taxes                                                                       (1,003)                 6,116
     Other, net                                                                          3,426                 (5,333)
                                                                                      --------               --------
  CASH PROVIDED  (USED) BY OPERATING ACTIVITIES                                         27,819                (32,773)
                                                                                      --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                               (2,963)                (6,858)
     Capitalized software product costs                                                   (854)                (1,384)
     Investments in subsidiaries                                                          (325)                     -
     Sales and retirements of fixed assets                                                 409                  5,867
                                                                                      --------               --------
  CASH USED BY INVESTING ACTIVITIES                                                     (3,733)                (2,375)
                                                                                      --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     (Repayment of) proceeds from borrowings                                           (67,575)                 4,556
     Preferred stock dividend                                                             (603)                     -
     Acquisition of treasury shares                                                       (167)                (1,111)
     Proceeds from sale and leaseback transaction                                            -                  4,884
     Issuance of preferred stock, net                                                   46,798                      -
     Collection on installment note receivable                                           1,100                  1,000
     Treasury stock sold to employee benefit plan                                          467                    481
     Exercise of stock options                                                               -                    807
                                                                                      --------               --------
  CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                         (19,980)                10,617
                                                                                      --------               --------

NET CASH PROVIDED (USED)                                                                 4,106                (24,531)
Effect of foreign currency exchange rate changes on cash                                 1,877                  1,160
Net cash flow from change in year-end of subsidiaries (Note 1)                               -                 20,431
Cash and equivalents at beginning of year                                               16,368                 10,539
                                                                                      --------               --------
CASH AND EQUIVALENTS AT END OF PERIOD                                                 $ 22,351               $  7,599
                                                                                      ========               ========

Supplemental cash flow data:

      Cash (paid) received during the period for:

            Interest                                                                  $ (4,174)              $ (5,161)
            Income taxes                                                                 1,041                    302

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)





                                                                                          Comprehensive
                                                                     Common      Paid-In     Income
FOR THE SIX MONTHS ENDED JUNE 30, 2002:                   Total      Stock       Capital     (Loss)
                                                        ---------    --------   --------- --------------
Beginning Balance, January 1, 2002                      $ 258,357    $ 32,500   $ 203,548
Preferred stock issuance costs                             (3,202)
Preferred stock dividend                                     (603)
Comprehensive income (loss):
  Net loss                                                 (1,304)                          $(1,304)
  Adjustment for derivative instruments                       (51)                              (51)
  Foreign currency translation adjustments                 15,044                            15,044
                                                                                            -------
     Comprehensive income                                                                   $13,689
                                                                                            =======
Treasury stock reissued                                       467                    (104)
Acquisition of treasury stock                                (167)
Amortization of unearned compensation                         124
                                                        ---------    --------   ---------
Ending Balance, June 30, 2002                           $ 268,665    $ 32,500   $ 203,444
                                                        =========    ========   =========


FOR THE SIX MONTHS ENDED JUNE 30, 2001:

Beginning Balance, January 1, 2001                      $ 234,981    $ 30,092   $  184,066
Net income from change in fiscal year-end of
     subsidiaries (Note 1)                                  2,432
Comprehensive income (loss):
  Net income                                                3,283                           $ 3,283
  Foreign currency translation adjustments                   (379)                             (379)
                                                                                            -------
     Comprehensive income                                                                   $ 2,904
                                                                                            =======
Treasury stock reissued                                       481                      204
Acquisition of treasury shares                             (1,111)
Exercise of stock options                                     807         118         689
Amortization of unearned compensation                         155
                                                        ---------    --------   ---------
Ending Balance, June 30, 2001                           $ 240,649    $ 30,210   $ 184,959
                                                        =========    ========   =========



                                                                  Accumulated
                                                                     Other
                                                                 Comprehensive
                                                      Retained      Income      Treasury     Unearned
FOR THE SIX MONTHS ENDED JUNE 30, 2002:               Earnings      (Loss)       Stock     Compensation
                                                      ---------    --------     --------   ------------
Beginning Balance, January 1, 2002                   $   69,676    $(30,671)    $(15,440)    $(1,256)
Preferred stock issuance costs                           (3,202)
Preferred stock dividend                                   (603)
Comprehensive income (loss):
  Net loss                                               (1,304)
  Adjustment for derivative instruments                                 (51)
  Foreign currency translation adjustments                           15,044

     Comprehensive income

Treasury stock reissued                                                              571
Acquisition of treasury stock                                                       (167)
Amortization of unearned compensation                                                            124
                                                      ---------    --------     --------     -------
Ending Balance, June 30, 2002                         $  64,567    $(15,678)    $(15,036)    $(1,132)
                                                      =========    ========     ========     =======


FOR THE SIX MONTHS ENDED JUNE 30, 2001:

Beginning Balance, January 1, 2001                   $   69,067    $(31,948)    $(14,730)    $(1,566)
Net income from change in fiscal year-end of
     subsidiaries (Note 1)                               2,432
Comprehensive income (loss):
  Net income                                             3,283
  Foreign currency translation adjustments                             (379)
     Comprehensive income

Treasury stock reissued                                                              277
Acquisition of treasury shares                                                   (1, 111)
Exercise of stock options
Amortization of unearned compensation                                                            155
                                                      ---------    --------     --------     -------
Ending Balance, June 30, 2001                         $  74,782    $(32,327)    $(15,564)    $(1,411)
                                                      =========    ========     ========     =======

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Significant Accounting Policies:

         General

         In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the consolidated results of its operations, cash flows and changes in stockholders' equity for the periods ended June 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 2001 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Cash flow of such European operations for the two month period November and December 2000 is summarized as follows (amounts in millions):

               Net income from operations                                           $ 2.4
               Increase in inventories                                               (8.5)
               Decrease in receivables                                                3.1
               Increase in accounts payable                                          13.9
               Decrease in taxes payable                                             (5.9)
               Net increase in fixed assets                                          (1.2)
               Borrowings                                                            16.8
               Other                                                                 (0.2)
                                                                                    -----
                   Increase in cash and equivalents                                 $20.4
                                                                                    =====

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

2.       Special Charges:

         During the second quarter 2002, the Company recorded pretax charges of $968,000, or $.02 per common share (basic and diluted), after related income tax effect, in connection with workforce reductions at certain operations. These charges are included in selling, general, and administrative expenses. In the fourth quarter 2001, the Company incurred incremental pretax charges of $2,305,000, or $.05 per common share (basic and diluted), after related income tax effect, with respect to the planned closing of the Company's U.S. base station subsystem and components manufacturing facility in Nevada and consolidation into the newly acquired manufacturing facility in Massachusetts. These costs included termination costs of substantially all employees at the Nevada manufacturing facility of $570,000, closedown costs of the manufacturing facility of $744,000, a loss on assets, principally relating to disposal of equipment, of $591,000 and inventory related charges of $400,000. The following is a summary of the status of exit costs remaining (amounts in thousands, except employee data):

                                                                SEVERANCE
                                                            ---------------------        DISPOSITION
                                                                         NUMBER OF       OF BUILDING
                                                           ACCRUAL       EMPLOYEES      AND EQUIPMENT     OTHER
                                                            -----           -----          -----          -----
         Balance, December 31, 2001..................       $ 570             76           $ 601          $ 338
         Charged against accrual.....................        (164)           (61)           (101)           (61)
                                                            -----           -----          -----          -----
         Balance, March 31, 2002.....................         406             15             500            277
         Addition to the accrual.....................         968             72               -              -
         Charged against accrual.....................        (705)           (87)            (31)          (150)
                                                            -----           -----          -----          -----
         Balance, June 30, 2002......................       $ 669              -           $ 469          $ 127
                                                            =====           =====          =====          =====

   The term of severance is based on years of service or determined by contractual obligation, and is payable over a period of time. Severance will be paid out in its entirety by June 2003.

3. Redeemable Convertible Preferred Stock

   On March 20, 2002, the Company issued 1,000,000 shares of Series D 7.75% Convertible Preferred Stock (liquidation preference of $50.00 per share).

   Dividends on the Convertible Preferred Stock may be paid in cash, common stock, or a combination thereof. Unpaid and/or undeclared dividends do not accumulate, but the number of common shares that Convertible Preferred Stock holders are entitled to receive upon conversion of the Convertible Preferred Stock will automatically increase, as specified in the Company's Certificate of Incorporation.

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


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

   The net proceeds from the issuance of $46,798,000, after deducting the underwriters discount and issuance costs, was used to repay a portion of the Company's outstanding indebtedness under its domestic revolving credit facility. The underwriting discount and expenses of the offering, aggregating $3,202,000, were charged directly to retained earnings.

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


   4. Segment Disclosures:

      The following table shows sales to external customers, results of operations and asset positions for the Company's two operating segments (amounts in thousands):

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                                 -----------------------       ----------------------
                                                                   2002          2001           2002          2001
                                                                 ---------     ---------       ---------    ---------
         Sales to external customers:
            Wireless communications equipment:
              Base station subsystems and components             $  35,664     $  54,610       $  69,388    $ 114,033
              Repeater and in-building coverage products            26,310        20,635          48,763       43,455
              Base station and mobile antennas                      18,630        23,169          35,256       43,689
              Geolocation products                                   7,703             -          20,193            -
                                                                 ---------     ---------       ---------    ---------
                 Total wireless communications equipment            88,307        98,414         173,600      201,177
            Wireless engineering and consulting services             3,543         6,680           8,119       12,460
                                                                 ---------     ---------       ---------    ---------
                 Total sales                                     $  91,850     $ 105,094       $ 181,719    $ 213,637
                                                                 ---------     ---------       ---------    ---------
         Results of  operations:
            Wireless communications equipment                    $   3,477     $   6,533       $   6,766    $  16,795
            Wireless engineering and consulting services            (1,134)        1,336          (1,151)       1,494
                                                                 ---------     ---------       ---------    ---------
                                                                     2,343         7,869           5,615       18,289
            Goodwill amortization                                        -        (1,987)              -       (3,967)
            General corporate expenses                              (1,598)       (1,916)         (3,466)      (3,697)
                                                                 ---------     ---------       ---------    ---------
                 Operating income                                $     745     $   3,966       $   2,149    $  10,625
                                                                 =========     =========       =========    =========

                                                                                           As of
                                                                         June 30, 2002           December 31, 2001
                                                                 -----------------------       ----------------------
         Segment Assets:
            Wireless communications equipment                               $ 289,039                   $ 293,084
            Wireless engineering and consulting services                       10,770                      12,360
                                                                            ---------                   ---------
                 Total segment assets                                         299,809                     305,444
            Goodwill                                                          141,367                     140,995
            Deferred income taxes                                              47,771                      42,061
            Other general corporate assets                                     21,805                      23,456
                                                                            ---------                   ---------
                 Total assets                                               $ 510,752                   $ 511,956
                                                                            =========                   =========

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)



5. Impact of New Accounting Pronouncements:

   Effective January 1, 2002, the Company implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This statement changed the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, the Company ceased amortizing goodwill (including goodwill reported in past business combinations) beginning in 2002. This change improved the reported Net (Loss) Income Per Common Share by approximately $.07 and $.14 per common share (basic and diluted), for the three and six months ended June 30, 2002, respectively; as compared with the comparable prior year periods.

   The following supplemental information is presented, on a pro forma basis, for the consolidated results of operations for 2001, as compared with 2002, adjusted to exclude amortization of goodwill in the 2001 periods (amounts in thousands):

                                                        Three Months Ended           Six Months Ended
                                                              June 30,                   June 30,
                                                       ----------------------   -------------------------
                                                         2002         2001         2002          2001
                                                       --------     ---------   ---------     ---------
Reported net (loss) income                             $   (662)    $     846   $  (1,304)    $   3,283
Add back goodwill amortization
   (net of related income taxes)                             --         1,982          --         3,957
                                                       --------     ---------   ---------     ---------
Pro forma net (loss) income                            $   (662)    $   2,828   $  (1,304)    $   7,240
                                                       --------     ---------   ---------     ---------

Reported net (loss) income per common share
   (basic and diluted)                                 $   (.04)    $     .03   $    (.06)    $     .12
Effect of add back of goodwill amortization                  --           .07          --           .14
                                                       --------     ---------   ---------     ---------
Pro forma net (loss) income per common
    share                                              $   (.04)    $     .10   $    (.06)    $     .26
                                                       --------     ---------   ---------     ---------


   In the second quarter of 2002, the Company completed its initial evaluation of goodwill pursuant to the impairment requirements of the aforementioned SFAS No. 142. As a result of this evaluation, the Company has determined that there may be impairment with respect to a portion of its $32,663,000 of goodwill related to the Decibel Products portion of its base station and mobile antennas product line. The Company will complete the valuation necessary to determine the actual amount of impairment loss, if any, in the second half of 2002; however, based on its current information the Company estimates that such loss could range between zero and $5,000,000. Impairment charges, if any, from this initial evaluation would be reported as a "Cumulative Effect of an Accounting Change" in the Company's consolidated statement of operations.

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

5. Impact of New Accounting Pronouncements (continued):

   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal operation of a long-lived asset. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company believes the adoption of SFAS No. 143 will not, at this time, have a material impact on its consolidated financial position or results of operations.

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

6. Acquisition:

   On December 18, 2001, the Company acquired substantially all of the assets and certain liabilities of Bartley R.F. Systems, Inc. ("Bartley"). The results of Bartley's operations are included in the consolidated financial statements for the three and six months periods ended June 30, 2002. In the second quarter of 2002, the Company completed the necessary third party valuations of acquired intangible assets and, as a result, allocated $126,000 of purchase price to patent technology which will be amortized over a period of five to ten years.

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

RESULTS OF OPERATIONS

Summary:

We reported a net loss of $0.7 million, or $0.04 per common share, (all per common share amounts included herein refer to both basic and diluted) in the second quarter 2002, which includes a pretax restructuring charge for severance costs related to headcount reductions at several operations of $1.0 million ($0.02 per common share). This compares with net income of $0.8 million ($0.03 per common share) for the second quarter of 2001. Total sales decreased 13% from $105.1 million in the second quarter 2001 to $91.9 million in the second quarter 2002.

For the six months ended June 30, 2002, we reported a net loss of $1.3 million ($0.06 per common share), which includes the above mentioned pretax restructuring charge of $1.0 million ($0.02 per common share). This compares to net income of $3.3 million ($0.12 per common share) for the six months ended June 30, 2001. Total sales decreased by 15% from $213.6 million for the six months ended June 30, 2001 to $181.7 million for the comparable 2002 period.

The strong Euro currency relative to the U.S. dollar positively impacted reported sales in the second quarter of 2002 as compared to the second quarter of 2001. As a result of foreign currency rate differences, reported sales in the second quarter 2002 were $2.0 million higher, as compared with the corresponding prior year period, assuming the exchange rate had stayed the same as 2001. The foreign currency impact on sales for the six months ending June 30, 2002, as compared with the 2001 period, was not significant. The impact on operating earnings for both three and six month periods was also not significant.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The weighted average common shares outstanding for the Basic Earnings Per Common Share computation increased for both the second quarter and six month periods of 2002, as compared with the comparable 2001 periods, due primarily to shares issued in connection with our fourth quarter 2001 acquisition of Bartley R.F. Systems, Inc. In computing Basic Earnings Per Common share for the 2002 periods, earnings are reduced by dividends declared on the Convertible Preferred Stock issued in the first quarter of 2002. The dividend declared in the second quarter of 2002 amounted to $603,000 and reflects the partial period for which the Convertible Preferred Stock was outstanding prior to the dividend payment date. Such dividends would amount to $3,875,000 on an annual basis when, and if, declared. For purposes of computing Diluted Earnings Per Common Share, and only if such calculation results in dilution, Preferred Stock dividends will not reduce earnings; however, the weighted average shares outstanding would increase by 6,493,500 common shares representing the amount of common shares into which the Preferred Stock is currently convertible.

Wireless Communications Equipment:

Wireless communications equipment sales were down 10% from $98.4 million in the second quarter 2001 to $88.3 million in the second quarter 2002. The sales changes by product line within the wireless communications segment were as follows: Sales for the new geolocation product line were $7.7 million in second quarter 2002 as compared with no sales in 2001. Sales for the repeaters and in-building coverage product line increased 28% from $20.6 million in second quarter 2001 to $26.3 million in second quarter 2002. This is due to an increase in sales of test and measurement equipment and repeaters. Sales decreased for the base station subsystems and components and base station and mobile antenna product lines from $54.6 million to $35.7 million, or 35%, and from $23.2 million to $18.6 million, or 20%, respectively. These sales declines are due to reduced spending by wireless communications carriers and OEM's in most world markets. Geographically, sales were down in all parts of the world with the exception of the United States, where sales increased 22% due to sales of the new geolocation products and an increase in sales of our repeater and in-building coverage product lines.

Sales declined 14% from $201.2 million for the six months ended June 30, 2001 to $173.6 for the six months ended June 30, 2002. Sales decreased 39% and 19% in the base station subsystems and components and base station and mobile antenna product lines, respectively. Sales increased 12% in the repeater and in-building coverage products. Sales of geolocation products were $20.2 million with no sales in the prior comparable 2001 period. Sales changes for the six months ended June 30, 2001 and 2002 were consistent with those outlined in the second quarter.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The following table sets forth our wireless communications equipment segment sales by product line:


  SALES BY PRODUCT LINE                            SECOND QUARTER               YEAR TO DATE
                                                   --------------               ------------
($ MILLIONS)                                     2002          2001          2002          2001
                                              -------       -------       -------       -------
Base Station Subsystems and Components        $  35.7       $  54.6       $  69.4       $ 114.0
Repeater and In-Building Coverage Products       26.3          20.6          48.8          43.5
Base Station and Mobile Antennas                 18.6          23.2          35.2          43.7
Geolocation Products                              7.7            --          20.2            --
                                              -------       -------       -------       -------
Total Wireless Communications Equipment       $  88.3       $  98.4       $ 173.6       $ 201.2
                                              =======       =======       =======       =======



Backlog for this segment increased 24% from $94.8 million at March 31, 2002 to $117.6 million at June 30, 2002. Backlog increased along all product lines excluding repeaters and in-building coverage products. The largest percentage increase in backlog was in the base station and mobile antenna product line that increased 115% from the March 31, 2002 level. Geolocation products backlog increased $14.5 million, which accounted for the single largest dollar increase.

Gross profit margins were essentially flat at 24.8% in the second quarter 2002, as compared with 24.9% in the second quarter 2001. Lower gross margins caused by lower pricing and higher costs were offset by stronger margins in the test and measurement and geolocation product lines. For the six months ended June 30, 2002 and 2001, the gross profit margins were 24.3% and 26.2%, respectively. The lower gross margins were caused by lower pricing and lower manufacturing efficiencies due to lower sales in comparison with the prior year.

Selling, general, and administrative expenses (excluding 2002 restructuring charges) were $11.3 million, or 12.8% of sales, in the second quarter 2002, and increased slightly, from operating expenses in the second quarter 2001 of $10.8 million, or 11.0% of sales, due to higher compensation costs. Selling, general and administrative expenses (excluding 2002 restructuring charges) as a percentage of sales for the six months ended June 30, 2002 and 2001 were 12.5% and 10.8%, respectively, due to the spreading of fixed costs over lower sales volumes.

Research and development spending declined from $7.2 million, or 7.3% of sales, in the second quarter 2001 to $6.5 million, or 7.4% of sales, in the second quarter 2002, principally due to lower design development and field testing of geolocation products. For the six months ended June 30, 2002, research and development spending declined from $14.1 million in 2001 to $13.1 million in 2002 for similar reasons. We believe that product development costs will remain fairly consistent in dollars throughout the year.

                              ALLEN TELECOM INC.
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Wireless Engineering and Consulting Services:

Wireless engineering and consulting services sales were down $3.2 million, or 47%, from $6.7 million in second quarter 2001 to $3.5 million in second quarter 2002. Sales were down $4.3 million, or 35%, for the six months ended June 30, 2002 in comparison with the prior year period. Sales for the quarter and six month periods decreased in 2002 compared with prior year due to the low level of software sales and a decline in engineering consulting services in the Company's markets.

Gross profit margins for this segment were 3.7% in the second quarter 2002 (13.2% for the six months ended June 30, 2002), as compared with 38.9% in the second quarter 2001 (35.1% for the six months ended June 30, 2001). This decrease in margins is primarily attributable to lower software sales, which contribute higher margins than other products and services, as well as less than full deployment of engineers.

Selling, general and administrative expenses (excluding 2002 restructuring charges) increased to 26.2% of sales for the second quarter of 2002 compared to 19.0% for the second quarter of 2001. This higher ratio was attributable to the lower sales as the amount of selling, general and administrative expenses decreased $0.3 million from period to period. Selling, general and administrative expenses (excluding 2002 restructuring charges) as a percentage of sales were essentially flat at 23.2% for the six months ended June 30, 2002 compared with 23.1% for the six months ended June 30, 2001. The consistent ratio was due to lower sales for the six months ended June 30, 2002 as the amount of selling, general, and administrative expenses decreased $1.0 million from the prior year period. The lower spending was due to lower bad debt expense, as well as cost savings from various restructuring actions.


Interest and Financing Expenses:

Net interest expense decreased to $1.8 million from $2.5 million and to $4.1 million from $5.1 million for the three and six months ended June 30, 2002 and 2001, respectively. The decreases are due to lower interest rates for both periods of 2002 and lower borrowing levels (primarily in the second quarter of 2002). On March 20, 2002, we issued $50.0 million of Convertible Preferred Stock that generated cash proceeds, net of fees and expenses, of $46.8 million, which was used to pay down domestic bank borrowings. We estimate interest savings, as a result of using the preferred stock proceeds to reduce debt, would approximate $2.3 million on an annual basis based on our current average interest rate of approximately 5.0%.

                              ALLEN TELECOM INC.
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Provision for Income Taxes:

Our effective income tax rate was 35.0% and 39.0% for the quarter and six month periods ended June 30, 2002 and 2001, respectively. The principal reason for the decrease is due to the change in accounting for goodwill amortization that was almost entirely non-deductible for income tax purposes in 2001. The 2002 tax rate is in line with our current expectation for the full year.

We have recorded net deferred tax assets pertaining to the recognition of net operating loss carryforwards, net deductible temporary differences and tax credits, in the amount of approximately $49.8 million at June 30, 2002 as compared to $41.8 million (then solely related to the Company's U.S. operations) as of December 31, 2001. The increase is primarily due to recognition of tax benefits on operating loss carryforwards at certain of our European operations. We have provided a valuation allowance relating to a portion of the European asset in the amount of $1.2 million. We believe it is more likely than not that we will realize the net value of these assets. This determination is primarily based upon our expectation that future operations will be sufficiently profitable to utilize the operating loss carryforwards, as well as various tax, business and other planning strategies available to us. We cannot provide assurance that we will be able to realize these assets or that future valuation allowances will not be required. The failure to utilize such assets would adversely effect our results of operations and financial position.

New Goodwill Accounting Standard:

Effective January 1, 2002, we implemented Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this Statement. Earnings per common share for the three and six month periods ending June 30, 2001 would have increased by $.07 and $.14 per common share, respectively, excluding the amortization of goodwill, which was eliminated in 2002 when this new standard went into effect.

In the second quarter of 2002, we completed our initial evaluation of goodwill pursuant to the impairment requirements of SFAS No. 142. As a result of this evaluation, we have determined that there may be impairment with respect to a portion of the $32.7 million of goodwill related to the Decibel Products portion of our base station and mobile antennas product line. We will complete the valuation necessary to determine the actual amount of impairment loss, if any, in the second half of 2002. However, based on current information we estimate that such loss could range between zero and $5.0 million. Impairment charges, if any, from this initial evaluation would be reported as a "Cumulative Effect of an Accounting Change" in our consolidated statement of operations. See Note 5 of the Condensed Consolidated Financial Statements for additional information.

                              ALLEN TELECOM INC.
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

We consider the required impairment test for goodwill to be a "Critical Accounting Policy". In computing the fair value of goodwill, we primarily used a discounted present value of future cash flow technique; however, we also used a market based approach in valuing one of our reporting units because we had valid points for comparison. The discounted cash flow methodology involves the use of two key assumptions: 1) estimated future income and resulting cash flows and 2) an estimated discount rate, both of which are highly subjective and likely to change in the future. The estimated future cash flows rely upon our management's estimate of future profitability over an extended period of time. The discount rate is based upon externally sourced information. These estimates will likely change in the future and, if such changes are adverse, could impact the recorded value of goodwill on our consolidated balance sheet. Accordingly, we may be required to record a non-cash charge to operations for goodwill impairment in the future, which would adversely affect reported earnings and, consequently, our stockholders' equity.

We have allocated goodwill among each of our reporting units, which includes $132.7 million allocated to our wireless communication equipment segment and $8.7 million to our wireless engineering and consulting services segment. Because goodwill is allocated among many reporting units, the sensitivity of changes in assumptions regarding the calculation of the present value of cash flows would be different for each unit. This is due to the varying degree of differences between the net asset value, including goodwill, for a reporting unit and its respective fair value as we have calculated it. In some cases, the difference between the net asset value and fair value is large, which is not the case for other reporting units. As a result, specific adverse changes in assumptions would not necessarily result in goodwill impairment charges across all reporting units equally. If the estimated future cash flows used in our assumptions were reduced by 10%, it would have resulted in an estimated preliminary impairment charge in the range of approximately $7.0 million to $12.0 million. Further, if the assumed discount rate used were to be increased by 1% (independent of the aforementioned change in cash flow), it would have resulted in an estimated preliminary impairment charge in the range of approximately $10.0 million to $15.0 million. Such amounts are only preliminary, since upon identifying any possible impairment charge we would then be required to perform a secondary step to determine the fair value of all assets and liabilities of the applicable reporting units in order to determine the actual impairment charge, if any. If the cash flow and discount rate were to favorably change, there would be no resulting impairment charge. While an impairment charge is a non-cash charge to earnings, the severity of any charge and its impact on stockholders' equity could adversely affect our cost of capital and our ability to raise external capital.

We are primarily a communications infrastructure equipment provider to the wireless telecommunications industry, which has recently experienced a severe economic downturn. The failure of this industry to rebound and/or our failure to maintain or improve sales and operating results could result in future goodwill impairment charges. Our senior management has reviewed this Critical Accounting Policy with the Audit Committee of our Board of Directors and, in general, reviewed the methodology, assumptions and results of our goodwill analysis.

                              ALLEN TELECOM INC.
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES:

As set forth in the Condensed Consolidated Statements of Cash Flows, $27.8 million of cash was generated by operations for the six months ended June 30, 2002, as compared to $32.8 million of cash used in the comparable 2001 period. This improvement of cash generation is due primarily to a reduction of inventory and receivables. From March 31, 2001 to June 30, 2002, our consolidated inventory decreased $24.6 million to $118.1 million.

We used $3.7 million of cash in investing activities in the first six months of 2002, due principally to $3.0 million for capital expenditures. For the first six months of 2001, $2.4 million was used in investing activities, including $6.9 million for capital expenditures, which was partially offset by proceeds from the sale of an unused facility.

Cash used by financing activities for the six months ended June 30, 2002 was $20.0 million. On March 20, 2002, we issued $50.0 million of Redeemable Convertible Preferred Stock, which netted $46.8 million of cash after deduction of certain fees and expenses (see Note 3 of the Condensed Consolidated Financial Statements for additional information). Cash proceeds from this offering, as well as cash generated by operations, were used to repay borrowings of $49.5 million in the first quarter 2002 and an additional $18.1 million in the second quarter of 2002. Cash generated by financing activities for the six months ended June 30, 2001 was $10.6 million and resulted primarily from borrowings and a sale and leaseback transaction in the second quarter of 2001.

As a result of our Convertible Preferred Stock offering and the resulting pay-down of domestic debt, we permanently reduced our domestic revolving credit agreement commitment on March 20, 2002 from $105.0 million to $76.9 million. On a worldwide basis, at June 30, 2002, we had $130.5 million of lines of credit, of which $116.4 million were unused and available. At March 31, 2002, and December 31, 2001, we had available unused lines of credit of $92.3 and $71.4 million, respectively.

The strong Euro currency, relative to the U.S. dollar has positively impacted the translated value of our European subsidiaries, whose assets and liabilities are denominated principally in Euros. Our "Accumulated Other Comprehensive Loss" (representing primarily the net impact on the translated net asset investment of foreign subsidiaries) declined $16.6 million to $15.7 million at June 30, 2002 from $32.2 million at March 31, 2002. This increase in the translated value of our net foreign asset position is the principal reason for the increase in Stockholders' Equity at June 30, 2002 as compared with December 31, 2001.

                              ALLEN TELECOM INC.
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LEGAL DISCLAIMER:

Statements included in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost incurred, savings realized and timing of the integration of acquisitions; the cost, success and timetable for new product development including, for example, products for 3G, E 911 and power amplification; the health, economic stability and relative currency valuations in world and national markets; the cost and outcome of litigation, including, for example, a lawsuit filed by a competitor in the E 911 geolocation business claiming infringement by the Company of intellectual property rights; the cost and availability of capital and financing to the Company and its customers; the uncertain timing and level of purchases by the limited number of the Company's customers of both current products and services, and those under development; the effective realization of inventory, receivables and other working capital assets to cash; the impact of competitive products and pricing in the Company's markets; the ability of the Company to generate future U.S. and foreign profits or to implement other tax planning strategies needed to utilize the Company's tax loss carry forwards; the changes in business conditions and/or changes in assumptions, which could result in goodwill impairment charges; the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E 911 geolocation requirements in the U.S. markets and spectrum availability and licensing for new wireless applications; the impact of future business conditions on the Company's ability to meet terms and conditions of the Company's borrowing agreements; the cost, timing and availability of personnel, facilities, materials and vendors required for the Company's current and future products; and whether and when backlog will be converted to customer sales. Allen Telecom Inc.'s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q may contain additional factors.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change from the end of the previous fiscal year to June 30, 2002.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On December 11, 2001, a competitor, TruePosition, Inc., and its subsidiary, KSI, Inc., filed a lawsuit against Allen Telecom Inc. in the United States District Court for the District of Delaware. The plaintiffs alleged in their complaint that we, through our Grayson Wireless Division, have infringed three patents in connection with our GEOMETRIX wireless geolocation business. On July 16, 2002, the plaintiffs amended their complaint to add four additional patents to the lawsuit. In our answer filed on July 30, 2002, to the amended complaint, we denied all the plaintiffs' allegations and asserted counterclaims against the plaintiffs for infringement of one of our patents and for tortious interference with our business relationships. We believe that we have meritorious defenses against all of the claims asserted by the plaintiffs, and intend to vigorously defend the lawsuit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Stockholders of the Company held on April 26, 2002 three proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and withheld are set forth below.

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

          Nominee                      For                     Withheld
          -------                      ---                     --------

Philip Wm. Colburn                  23,363,975                2,057,089
J. Chisholm Lyons                   23,357,197                2,063,867
Sheldon I. Ausman                   23,598,700                1,822,364
Robert G. Paul                      23,598,976                1,822,088
Charles W. Robinson                 23,524,441                1,896,623
Martyn F. Roetter                   23,600,744                1,820,320
Gary B. Smith                       23,575,458                1,845,606
Kathleen M. H. Wallman              23,590,818                1,830,246

                           PART II - OTHER INFORMATION
                                   (Continued)

A vote by ballot was taken at the Annual Meeting on the proposal to ratify the appointment of Deloitte & Touche LLP as auditors for the Company for the fiscal year ending December 31, 2002. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

            For                      Against                    Abstain
            ---                      -------                    -------
        24,969,093                   369,027                    82,943

That (a) a vote by ballot was taken at the meeting on the proposal to approve the adoption of the Amended and Restated 1992 Stock Plan, and (b) the aggregate numbers of shares of Common Stock in person or by proxy (i) voted for, (ii) voted against or (iii) abstaining from the vote on such proposal were as follows:

            For                      Against                    Abstain
            ---                      -------                    -------
        21,486,603                  2,992,238                   942,222

The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 17, 2002, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

    (3.1)   Third Restated Certificate of Incorporation (filed as Exhibit Number
            4(a) to Registrant's Registration Statement of Form S-8,
            Registration No. 333-96805, filed July 19, 2002 (Commission file number 1-6016) and incorporated herein by reference).

    (10.1)  Allen Telecom Inc. Amended and Restated 1992 Stock Plan (filed as
            Exhibit A to Registrant's Proxy Statement dated March 17, 2002
            (Commission file number 1-6016) and incorporated herein by reference).

    (10.2)  Form of Incentive Stock Option to Purchase Stock pursuant to the
            Allen Telecom Inc. Amended and Restated 1992 Stock Plan.

    (10.3)  Form of Non-Qualified Option to Purchase Stock pursuant to the Allen
            Telecom Inc. Amended and Restated 1992 Stock Plan.

    (99.1)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (99.2)  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           PART II - OTHER INFORMATION
                                   (Continued)


(b) Reports on Form 8-K

    On April 23, 2002, the Company filed a Current Report on Form 8-K, under
    Item 5 "Other Events", whereby it filed a press release dated April 22, 2002, reporting Allen Telecom's first quarter 2002 earnings results.

    On June 12, 2002, the Company filed a Current Report on Form 8-K under Item 5 "Other Events", whereby it filed a press release dated June 11, 2002, updating Allen Telecom's expected second quarter 2002 sales and earnings results.

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



                                                   Allen Telecom Inc.
                                                   ------------------
                                                      (Registrant)




Date:  August 13, 2002                   By:     /s/ Robert A. Youdelman
                                             -----------------------------------
                                                    Robert A. Youdelman
                                                 Executive Vice President
                                                 (Chief Financial Officer)




Date:  August 13, 2002                   By:     /s/ James L. LePorte, III
                                             -----------------------------------
                                                   James L. LePorte, III
                                                  Vice President Finance
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX
                               ALLEN TELECOM INC.


Exhibit Number:
---------------

(3.1)             Third Restated Certificate of Incorporation (filed as Exhibit
                  Number (a) to Registrant's Registration Statement of Form S-8,
                  Registration No. 333-96805, filed July 19, 2002 (Commission file number 1-6016) and incorporated herein by reference).

(10.1) Allen Telecom Inc. Amended and Restated 1992 Stock Plan (filed as Exhibit A to Registrant's Proxy Statement dated March 17,
                  2002 (Commission file number 1-6016) and incorporated herein by reference).

(10.2) Form of Incentive Stock Option to Purchase Stock pursuant to the Allen Telecom Inc. Amended and Restated 1992 Stock Plan.

(10.3)            Form of Non-Qualified Option to Purchase Stock pursuant to the
                  Allen Telecom Inc. Amended and Restated 1992 Stock Plan.

(99.1)            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.