Form 10-Q
period 2002-09-30
ALLEN TELECOM INC
filed 2002-11-13
CIK 3721

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(Registrant’s Telephone Number, Including Area Code) (216) 765-5800

NOT APPLICABLE
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock:

Class of Common Stock	Outstanding at November 8, 2002

Par value $1.00 per share	30,542,918

ALLEN TELECOM INC.

		Page
		No.

PART I.	FINANCIAL INFORMATION:

	ITEM 1 — Financial Statements:

	Condensed Consolidated Balance Sheets - September 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Income (Loss) - Three and Nine Months Ended September 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001	5

	Condensed Consolidated Statements of Stockholders’ Equity — Nine Months Ended September 30, 2002 and 2001	6

	Notes to the Condensed Consolidated Financial Statements	7 - 13

	ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 22

	ITEM 3 — Quantitative and Qualitative Disclosures About Market Risks	23

	ITEM 4 — Controls and Procedures	23

PART II.	OTHER INFORMATION:

	ITEM 6 — Exhibits and Reports on Form 8-K	23 - 24

	Signatures	25

	Certifications	26 - 29

	Exhibit Index	30

ALLEN TELECOM INC.
PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$33,237	$16,368
Accounts receivable (less allowance for doubtful accounts of $3,713 and $3,338, respectively)	95,545	92,291
Inventories:
Raw materials	58,742	66,957
Work in process	32,134	23,639
Finished goods	18,159	33,430

Total inventories (net of reserves)	109,035	124,026

Deferred income taxes	2,159	2,660
Recoverable income taxes	15,481	20,169
Other current assets	3,267	2,416

Total current assets	258,724	257,930
Property, plant and equipment, net	38,515	41,290
Goodwill (Note 5)	141,220	140,995
Deferred income taxes	44,145	39,401
Other assets	29,671	32,340

TOTAL ASSETS	$512,275	$511,956

LIABILITIES
Current Liabilities:
Notes payable and current maturities of long-term obligations	$12,579	$12,318
Accounts payable	47,141	40,355
Accrued expenses	30,263	27,827
Income taxes payable	2,155	4,781
Deferred income taxes	12,209	9,852

Total current liabilities	104,347	95,133
Long-term debt	74,540	140,530
Deferred income taxes	259	2,164
Other liabilities	14,629	15,772

TOTAL LIABILITIES	193,775	253,599

REDEEMABLE CONVERTIBLE PREFERRED STOCK
1,000,000 shares at redemption value (liquidation preference of $50.00 per share) (Note 3)	50,000	—

STOCKHOLDERS’ EQUITY
Common stock	32,500	32,500
Paid-in capital	203,316	203,548
Retained earnings	66,093	69,676
Accumulated other comprehensive loss	(17,598)	(30,671)
Less:
Treasury stock (common shares, at cost)	(14,742)	(15,440)
Unearned compensation	(1,069)	(1,256)

TOTAL STOCKHOLDERS’ EQUITY	268,500	258,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$512,275	$511,956

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

SALES	$106,954	$91,319	$288,673	$304,956

Cost of sales	(81,145)	(69,877)	(219,650)	(226,499)

Gross profit	25,809	21,442	69,023	78,457

Operating expenses:
Selling, general and administrative expenses	(13,880)	(13,864)	(41,853)	(42,217)

Research and development and product engineering costs	(6,413)	(5,908)	(19,505)	(19,978)

Amortization of goodwill (Note 5)	—	(1,968)	—	(5,935)

Operating income (loss)	5,516	(298)	7,665	10,327

Interest expense	(1,852)	(2,590)	(6,324)	(8,208)
Interest income	257	215	590	728

Income (loss) before taxes and minority interest	3,921	(2,673)	1,931	2,847

(Provision) benefit for income taxes	(1,373)	1,040	(676)	(1,110)

Income (loss) before minority interest	2,548	(1,633)	1,255	1,737

Minority interest	(48)	(29)	(59)	(116)

NET INCOME (LOSS)	2,500	(1,662)	1,196	1,621

Dividends on preferred stock	(970)	—	(1,572)	—

INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$1,530	$(1,662)	$(376)	$1,621

INCOME (LOSS) PER COMMON SHARE, basic and diluted	$.05	$(.06)	$(.01)	$.06

Weighted average common shares outstanding:
Basic	30,430	28,000	30,390	27,970
Assumed exercise of stock options	—	—	—	320

Diluted	30,430	28,000	30,390	28,290

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOW FROM OPERATIONS:
Net income	$1,196	$1,621
Adjustments to reconcile income to operating cash flow:
Depreciation	8,813	9,719
Amortization of goodwill	—	5,935
Amortization of capitalized software	2,524	2,156
Other amortization	518	477
Changes in operating assets and liabilities:
Receivables	2,089	(2,252)
Inventories	21,970	(21,801)
Accounts payable and accrued expenses	4,499	(23,437)
Income taxes	(1,129)	1,715
Other, net	53	(124)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES	40,533	(25,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,761)	(8,538)
Capitalized software product costs	(1,239)	(1,935)
Investments in subsidiaries	(118)	—
Sales and retirements of fixed assets	1,025	5,146

CASH USED BY INVESTING ACTIVITIES	(5,093)	(5,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(67,393)	(922)
Preferred stock dividends	(1,572)	—
Acquisition of treasury shares	(167)	(1,156)
Proceeds from sale and leaseback transaction	—	4,884
Issuance of preferred stock, net	46,793	—
Collection on installment note receivable	1,100	1,000
Treasury stock sold to employee benefit plan	633	678
Exercise of stock options	—	852

CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(20,606)	5,336

NET CASH PROVIDED (USED)	14,834	(25,982)
Effect of foreign currency exchange rate changes on cash	2,035	1,458
Net cash flow from change in year-end of subsidiaries (Note 1)	—	20,431
Cash and equivalents at beginning of year	16,368	10,539

CASH AND EQUIVALENTS AT END OF PERIOD	$33,237	$6,446

Supplemental cash flow data:
Cash paid during the period for:
Interest	$(4,859)	$(6,649)
Income taxes	(542)	(2,749)

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands)
(Unaudited)

						Accumulated
						Other
		Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Unearned
	Total	Stock	Capital	Income (Loss)	Earnings	Income (Loss)	Stock	Compensation

For the nine months ended September 30, 2002:

Beginning Balance, January 1, 2002	$258,357	$32,500	$203,548		$69,676	$(30,671)	$(15,440)	$(1,256)
Preferred stock issuance costs	(3,207)				(3,207)
Preferred stock dividends	(1,572)				(1,572)
Comprehensive income (loss):
Net Income	1,196			$1,196	1,196
Adjustment for derivative instruments	(47)			(47)		(47)
Foreign currency translation adjustments	13,120			13,120		13,120

Comprehensive income				$14,269

Treasury stock reissued	633		(232)				865
Acquisition of treasury stock	(167)						(167)
Amortization of unearned compensation	187							187

Ending Balance, September 30, 2002	$268,500	$32,500	$203,316		$66,093	$(17,598)	$(14,742)	$(1,069)

For the nine months ended September 30, 2001:

Beginning Balance, January 1, 2001	$234,981	$30,092	$184,066		$69,067	$(31,948)	$(14,730)	$(1,566)
Net income from change in fiscal year-end of subsidiaries (Note 1)	2,432				2,432
Comprehensive income:
Net income	1,621			$1,621	1,621
Foreign currency translation adjustments	6,970			6,970		6,970

Comprehensive income				$8,591

Treasury stock reissued	678		272				406
Acquisition of treasury shares	(1,156)						(1,156)
Exercise of stock options	852	124	728
Amortization of unearned compensation	232							232

Ending Balance, September 30, 2001	$246,610	$30,216	$185,066		$73,120	$(24,978)	$(15,480)	$(1,334)

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Significant Accounting Policies:

General

In the opinion of the management of Allen Telecom Inc. (the “Company”), the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the consolidated results of its operations, cash flows and changes in stockholders’ equity for the periods ended September 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 2001 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

During the second quarter 2002, the Company recorded pretax charges of $968,000, or $.02 per common share (basic and diluted), after related income tax effect, in connection with workforce reductions at certain operations. These charges are included in selling, general, and administrative expenses. In the fourth quarter 2001, the Company incurred incremental pretax charges of $2,305,000, or $.05 per common share (basic and diluted), after related income tax effect, with respect to the planned closing of the Company’s U.S. base station subsystems and components manufacturing facility in Nevada and consolidation into the newly acquired manufacturing facility in Massachusetts. These costs included termination costs of substantially all employees at the Nevada manufacturing facility of $570,000, closedown costs of the manufacturing facility of $744,000, a loss on assets, principally relating to disposal of equipment of $591,000 and inventory related charges of $400,000. The following is a summary of the status of exit costs remaining (amounts in thousands, except employee data):

	Severance
			Disposition
		Number of	of Building
	Accrual	Employees	and Equipment	Other

Balance, December 31, 2001	$570	76	$601	$338
Charged against accrual	(164)	(61)	(101)	(61)

Balance, March 31, 2002	406	15	500	277
Addition to the accrual	968	72	—	—
Charged against accrual	(705)	(87)	(31)	(150)

Balance, June 30, 2002	669	—	469	127
Charged against accrual	(208)	—	(121)	(22)

Balance, September 30, 2002	$461	—	$348	$105

The term of severance is based on years of service or determined by contractual obligation, and is payable over a period of time. Severance will be paid out in its entirety by June 2003.

3.	Redeemable Convertible Preferred Stock

On March 20, 2002, the Company issued 1,000,000 shares of redeemable Series D 7.75% Convertible Preferred Stock (“Preferred Stock”) (liquidation preference of $50.00 per share).

Dividends on the Preferred Stock may be paid in cash, common stock, or a combination thereof. Unpaid and/or undeclared dividends do not accumulate, but the number of common shares that the Preferred Stock holders are entitled to receive upon conversion of the Preferred Stock will automatically increase, as specified in the Company’s Certificate of Incorporation.

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

3.	Redeemable Convertible Preferred Stock (continued):

Each share of Preferred Stock is convertible at the option of the holder at any time into shares of common stock of the Company, par value $1 per share, at an initial conversion rate of $7.70 per share (equivalent to a conversion rate of 6.4935 shares of common stock at a liquidation preference of $50.00), subject to adjustment under certain conditions (including the occurrence of certain change of control transactions). On or after February 20, 2005, the Company may, at its option as discussed below, cause all of the outstanding shares of Preferred Stock to be automatically converted into common stock at the then prevailing conversion ratio. The Company may exercise that conversion right if, for at least 20 trading days within any consecutive 30-day trading period (including the last trading day), the closing price of its common stock equals or exceeds 125% of the then prevailing conversion price of the Preferred Stock.

Subject to legal availability of funds, the shares of Preferred Stock are mandatorily redeemable by the Company for cash at their liquidation preference on or after February 15, 2014 (unless previously converted into common shares of the Company) and are not redeemable by the Company before that date.

The net proceeds from the issuance of $46,793,000, after deducting the underwriters discount and issuance costs, was used to repay a portion of the Company’s outstanding indebtedness under its domestic revolving credit facility. The underwriting discount and expenses of the offering, aggregating $3,207,000, were charged directly to retained earnings.

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

4.	Segment Disclosures:

The following table shows sales to external customers, results of operations and asset positions for the Company’s two operating segments (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001
Sales to external customers:
Wireless communications equipment:
Base station subsystems and components	$36,533	$38,132	$105,921	$152,165
Repeater and in-building coverage products	19,044	23,295	67,807	66,750
Base station and mobile antennas	21,753	23,116	57,009	66,805
Geolocation products	25,687	2,355	45,880	2,355

Total wireless communications equipment	103,017	86,898	276,617	288,075
Wireless engineering and consulting services	3,937	4,421	12,056	16,881

Total sales	$106,954	$91,319	$288,673	$304,956

Results of operations:
Wireless communications equipment	$6,929	$3,436	$13,695	$20,231
Wireless engineering and consulting services	371	(279)	(780)	1,215

	7,300	3,157	12,915	21,446
Goodwill amortization	—	(1,968)	—	(5,935)
General corporate expenses	(1,784)	(1,487)	(5,250)	(5,184)

Operating income (loss)	$5,516	$(298)	$7,665	$10,327

	As of

	September 30, 2002	December 31, 2001
Segment Assets:
Wireless communications equipment	$289,238	$293,084
Wireless engineering and consulting services	10,247	12,360

Total segment assets	299,485	305,444
Goodwill	141,220	140,995
Deferred income taxes	46,304	42,061
Other general corporate assets	25,266	23,456

Total assets	$512,275	$511,956

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

5.	Impact of New Accounting Pronouncements:

Effective January 1, 2002, the Company implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This statement changed the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, the Company ceased amortizing goodwill (including goodwill reported in past business combinations) beginning in 2002.

The following supplemental information is presented, on a pro forma basis, for the consolidated results of operations for 2001, as compared with 2002, adjusted to exclude amortization of goodwill in the 2001 periods (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income (loss)	$2,500	$(1,662)	$1,196	$1,621
Add back goodwill amortization (net of related income taxes)	—	1,963	—	5,921

Proforma net income	$2,500	$301	$1,196	$7,542

Reported income (loss) per common share (basic and diluted)	$.05	$(.06)	$(.01)	$.06
Effect of goodwill amortization	—	.07	—	.21

Proforma income (loss) per common share	$.05	$.01	$(.01)	$.27

In the second quarter of 2002, the Company completed its initial evaluation of goodwill pursuant to the impairment requirements of the aforementioned SFAS No. 142. As a result of this evaluation, the Company has determined that there may be impairment with respect to a portion of its $32,663,000 of goodwill related to the Decibel Products portion of its base station and mobile antennas product line. The Company will complete the valuation necessary to determine the actual amount of impairment loss, if any, in the fourth quarter of 2002; however, based on its current information the Company estimates that such loss could range between zero and $5,000,000. Impairment charges, if any, from this initial evaluation would be reported as a “Cumulative Effect of an Accounting Change” in the Company’s consolidated statement of operations.

ALLEN TELECOM INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Continued)

5.	Impact of New Accounting Pronouncements (continued):

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company believes the adoption of SFAS No. 143 will not, at this time, have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes FASB No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company implemented SFAS No. 144 on January 1, 2002, as required, and the adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to implement certain cost reductions in the fourth quarter of 2002 and expects to ultimately incur restructuring costs of approximately $3,000,000 to $5,000,000, some of which may be recognized in periods after December 31, 2002.

6.	Acquisitions:

On December 18, 2001, the Company acquired substantially all of the assets and certain liabilities of Bartley R.F. Systems, Inc. (“Bartley”). The results of Bartley’s operations are included in the consolidated financial statements for the three and nine months periods ended September 30, 2002. In the second quarter of 2002, the Company completed the necessary third party valuations of acquired intangible assets and, as a result, allocated $126,000 of purchase price to patent technology which will be amortized over a period of five to ten years.

Under the terms of the acquisition agreement, the seller may be required to return to the Company a portion of the purchase price, in the form of common stock issued in the acquisition in an amount not to exceed 233,035 shares, representing approximately $2,000,000 in purchase price value, based upon the realization of certain acquired assets. The Company believes that some, if not all, of the aforementioned shares (currently held in escrow) will be returned. Such shares will reduce outstanding shares and Stockholders’ Equity when received by the Company.

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

Results of Operations

Summary:

We reported net income of $2.5 million, or $0.05 per common share (all per common share amounts included herein refer to both basic and diluted) in the third quarter 2002. This compares with net loss of $1.7 million ($0.06 per common share) for the third quarter of 2001. Total sales increased 17% from $91.3 million in the third quarter 2001 to $107.0 million in the third quarter 2002.

For the nine months ended September 30, 2002, we reported net income of $1.2 million (loss of $0.01 per common share), which includes a pretax restructuring charge for severance costs related to headcount reductions at several operations in the second quarter in the amount of $1.0 million ($0.02 per common share). This compares to net income of $1.6 million ($0.06 per common share) for the nine months ended September 30, 2001. Total sales decreased by 5% from $305.0 million for the nine months ended September 30, 2001 to $288.7 million for the comparable 2002 period.

The strong Euro currency relative to the U.S. dollar positively impacted reported sales in the third quarter of 2002 as compared to the third quarter of 2001. As a result of foreign currency rate differences, reported sales in the third quarter 2002 were $3.7 million higher, as compared with the corresponding prior year period, assuming the exchange rate had stayed the same as 2001. For the nine months ending September 30, 2002, sales would have been $3.8 million higher, as compared with the 2001 period, assuming the exchange rate had stayed the same as 2001. The impact on operating earnings for both the three and nine-month periods was not significant.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

The weighted average common shares outstanding for the Basic Earnings Per Common Share computation increased for both the third quarter and nine month periods of 2002, as compared with the comparable 2001 periods, due primarily to shares issued in connection with our fourth quarter 2001 acquisition of Bartley R.F. Systems, Inc. In computing Basic Earnings Per Common share for the 2002 periods, earnings are reduced by dividends declared on the redeemable Series D 7.75% Convertible Preferred Stock (“Preferred Stock”) issued in the first quarter of 2002. The dividend declared in the third quarter of 2002 amounted to $970,000 and was $1,572,000 for the nine months ended September 30, 2002. Such dividends would amount to $3,875,000 on an annual basis when, and if, declared. For purposes of computing Diluted Earnings Per Common Share, and only if such calculation results in dilution, Preferred Stock dividends will not reduce earnings; however, the weighted average shares outstanding would increase by 6,493,500 common shares representing the amount of common shares into which the Preferred Stock is currently convertible.

Wireless Communications Equipment:

The following table sets forth our wireless communications equipment segment sales by product line:

Sales By Product Line	Third Quarter		Year to Date

($ Millions)	2002	2001	2002	2001

Base station subsystems and components	$36.5	$38.1	$105.9	$152.2
Repeater and in-building coverage products	19.0	23.3	67.8	66.7
Base station and mobile antennas	21.8	23.1	57.0	66.8
Geolocation products	25.7	2.4	45.9	2.4

Total wireless communications equipment	$103.0	$86.9	$276.6	$288.1

Wireless communications equipment sales increased 19% from $86.9 million in the third quarter 2001 to $103.0 million in the third quarter 2002. The sales changes by product line within the wireless communications segment were as follows: Sales for the geolocation product line increased from $2.4 million in third quarter 2001 to $25.7 million in third quarter 2002. The third quarter 2001 was the first quarter of sales for this new product line. Sales for the repeaters and in-building coverage product line decreased 18% from $23.3 million in third quarter 2001 to $19.0 million in third quarter 2002. This is primarily due to a decrease in sales of repeaters in Europe. Sales decreased for the base station subsystems and components and base station and mobile antenna product lines from $38.1 million to $36.5 million, or 4%, and from $23.1 million to $21.8 million, or 6%, respectively. These sales declines are due to reduced spending by wireless communications carriers and OEM’s in most world markets. Geographically, sales declined in all parts of the world with the exception of the United States, where sales increased strongly (70%) due to increased sales of the new geolocation products.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

We expect geolocation product sales to increase in the fourth quarter of 2002 in comparison to the third quarter of 2002. In addition to a number of new orders obtained from various carriers in the third quarter of 2002, we announced $17.0 million in orders in October 2002, some of which is requested for delivery in the fourth quarter of 2002. This brings the backlog for geolocation products to approximately $65.0 million at the end of October 2002 as compared to $57.8 million at the end of September 2002. The backlog for geolocation products is primarily for delivery in the fourth quarter of 2002 and first half of 2003. We expect continued strong sales from this product line during 2003.

Sales declined 4% from $288.1 million for the nine months ended September 30, 2001 to $276.6 for the nine months ended September 30, 2002. Sales decreased 30% and 15% in the base station subsystems and components and base station and mobile antenna product lines, respectively. Sales of repeater and in-building coverage products increased 2%. Sales of geolocation products were $45.9 million compared to $2.4 million in the prior comparable 2001 period when sales of this product line began. Sales changes for the nine months ended September 30, 2001 and 2002 were consistent with those outlined in the third quarter with the exception of the repeater and in-building coverage products where weaker third quarter sales partially offset the strong sales gains in the first half of 2002.

Backlog for this segment increased 3% from $117.6 million at June 30, 2002 to $121.4 million at September 30, 2002. The slight increase in backlog was due to increases of geolocation and base station subsystems and components products being partially offset by decreases related to repeaters and in-building coverage and base station and mobile antenna products.

Gross profit margins were essentially flat at 23.9% in the third quarter 2002, as compared with 24.0% in the third quarter 2001. Lower gross margins caused by lower pricing and higher costs in certain product lines were offset by improved margins due to a change in the mix of products sold, as well as higher sales volume of geolocation products. For the nine months ended September 30, 2002 and 2001, the gross profit margins were 24.1% and 25.5%, respectively. The lower gross margins were caused by lower pricing and lower manufacturing efficiencies due to lower sales in comparison with the prior year.

Selling, general, and administrative expenses were $11.3 million, or 11.0% of sales, in the third quarter 2002, and decreased slightly from the third quarter 2001 level of $11.5 million, or 13.3% of sales, primarily due to the impact of foreign exchange being offset by savings from restructuring actions. Selling, general and administrative expenses (excluding 2002 restructuring charges of $0.7 million) as a percentage of sales for the nine months ended September 30, 2002 and 2001 were 11.9% and 11.6%, respectively, due to the spreading of costs over lower sales volumes in 2002.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Research and development spending increased from $5.9 million, or 6.8% of sales, in the third quarter 2001 to $6.4 million, or 6.2% of sales, in the third quarter 2002, principally due to the impact of the Bartley acquisition, partially offset by lower expenses associated with the design development and field testing of geolocation products. For the nine months ended September 30, 2002, research and development spending declined from $20.0 million in 2001 to $19.5 million in 2002 due to the lower expenses associated with the design development and field testing of geolocation products. We believe that product development costs will remain fairly consistent throughout the balance of the year.

We expect to implement further cost reductions in the fourth quarter 2002 and expect to incur restructuring costs of between approximately $3.0 million and $5.0 million. Annual cost savings resulting from these actions are estimated to be in the range of $1.5 million to $2.0 million. Some of these restructuring costs may not be recorded in the fourth quarter of 2002 and may be required to be expensed in 2003. See Note 5 of the Condensed Consolidated Financial Statements for additional information.

Wireless Engineering and Consulting Services:

Sales of wireless engineering and consulting services declined $0.5 million, or 11%, from $4.4 million in third quarter 2001 to $3.9 million in third quarter 2002. Sales declined $4.8 million, or 29%, for the nine months ended September 30, 2002 in comparison with the prior year period. Sales decreased due to the lower level of software sales and engineering consulting services in the Company’s markets.

Gross profit margins for this segment were 29.9% in the third quarter 2002, as compared with 12.9% in the third quarter 2001. The increase in margins is due to a better mix of software sales during the quarter and lower expenses due to various restructuring actions taken in prior periods. For the nine months ended September 30th gross profit margins decreased from 29.3% in 2001 to 18.7% in 2002. This decrease in margins is primarily attributable to a lower mix of software sales, which contribute higher margins than other products and services, as well as less than full deployment of engineers.

Selling, general and administrative expenses increased to 20.5% of sales for the third quarter of 2002 compared to 19.2% for the third quarter of 2001. This higher ratio was attributable to the lower sales as the amount of selling, general and administrative expenses was flat from period to period. Selling, general and administrative expenses (excluding 2002 restructuring charges of $0.3 million) as a percentage of sales were essentially flat at 22.4% for the nine months ended September 30, 2002 compared with 22.1% for the nine months ended September 30, 2001. The consistent ratio was due to lower sales for the nine months ended September 30, 2002 as the amount of selling, general, and administrative expenses decreased $0.7 million from the prior year period. The lower spending was due to lower bad debt expense, as well as cost savings from various restructuring actions.

ALLEN TELECOM INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Interest and Financing Expenses:

Net interest expense decreased to $1.6 million from $2.4 million and to $5.7 million from $7.5 million for the three and nine months ended September 30, 2002 and 2001, respectively. These decreases in interest expense are due to lower borrowing levels, as well as lower interest rates throughout 2002. On March 20, 2002, we issued $50.0 million of Preferred Stock that generated cash proceeds, net of fees and expenses, of $46.8 million, which was used to pay down domestic bank borrowings. We estimate interest savings, as a result of using the preferred stock proceeds to reduce debt, would approximate $2.3 million on an annual basis based on our current average interest rate of approximately 5.0%.

Provision for Income Taxes:

Our effective income tax rate was 35.0% and 39.0% for the quarter and nine-month periods ended September 30, 2002 and 2001, respectively. The principal reason for the decrease is due to the change in accounting for goodwill amortization that was almost entirely non-deductible for income tax purposes in 2001. The 2002 tax rate is in line with our current expectation for the full year.

We have recorded net deferred tax assets pertaining to the recognition of net operating loss carryforwards, net deductible temporary differences and tax credits, in the amount of approximately $49.6 million at September 30, 2002 as compared to $41.8 million (then solely related to the Company’s U.S. operations) as of December 31, 2001. The increase is primarily due to recognition of tax benefits on operating loss carryforwards at certain of our European operations. We have provided a valuation allowance relating to a portion of the European asset in the amount of $1.9 million. We believe it is more likely than not that we will realize the net value of these assets. This determination is primarily based upon our expectation that future operations will be sufficiently profitable to utilize the operating loss carryforwards, as well as various tax, business and other planning strategies available to us. We cannot provide assurance that we will be able to realize these assets or that future valuation allowances will not be required. The failure to utilize such assets would adversely affect our results of operations and financial position.

ALLEN TELECOM INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

New Goodwill Accounting Standard:

Effective January 1, 2002, we implemented Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of this Statement. This change improved the reported Net Income (Loss) Per Common Share for the three and nine months ended September 30, 2002, respectively, as compared with the comparable prior year periods. See Note 5 of the Condensed Consolidated Financial Statements for additional information.

In the second quarter of 2002, we completed our initial evaluation of goodwill pursuant to the impairment requirements of SFAS No. 142. As a result of this evaluation, we have determined that there may be impairment with respect to a portion of the $32.7 million of goodwill related to the Decibel Products portion of our base station and mobile antennas product line. We will complete the valuation necessary to determine the actual amount of impairment loss, if any, in the fourth quarter of 2002. However, based on current information we estimate that such loss could range between zero and $5.0 million. Impairment charges, if any, from this initial evaluation would be reported as a “Cumulative Effect of an Accounting Change” in our consolidated statement of operations. See Note 5 of the Condensed Consolidated Financial Statements for additional information.

We consider the required impairment test for goodwill to be a “Critical Accounting Policy”. In computing the fair value of goodwill, we primarily used a discounted present value of future cash flow technique; however, we also used a market based approach in valuing one of our reporting units because we had valid points for comparison. The discounted cash flow methodology involves the use of two key assumptions: 1) estimated future income and resulting cash flows and 2) an estimated discount rate, both of which are highly subjective and likely to change in the future. The estimated future cash flows rely upon our management’s estimate of future profitability over an extended period of time. The discount rate is based upon externally sourced information. These estimates will likely change in the future and, if such changes are adverse, could impact the recorded value of goodwill on our consolidated balance sheet. Accordingly, we may be required to record a non-cash charge to operations for goodwill impairment in the future, which would adversely affect reported earnings and, consequently, our stockholders’ equity.

ALLEN TELECOM INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

New Goodwill Accounting Standard (Continued):

We have allocated goodwill among each of our reporting units, which includes $132.7 million allocated to our wireless communication equipment segment and $8.7 million to our wireless engineering and consulting services segment. Because goodwill is allocated among many reporting units, the sensitivity of changes in assumptions regarding the calculation of the present value of cash flow`s would be different for each unit. This is due to the varying degree of differences between the net asset value, including goodwill, for a reporting unit and its respective fair value as we have calculated it. In some cases, the difference between the net asset value and fair value is large, which is not the case for other reporting units. As a result, specific adverse changes in assumptions would not necessarily result in goodwill impairment charges across all reporting units equally. If the estimated future cash flows used in our assumptions were reduced by 10%, it would have resulted in an estimated preliminary impairment charge in the range of approximately $7.0 million to $12.0 million. Further, if the assumed discount rate used were to be increased by 1% (independent of the aforementioned change in cash flow), it would have resulted in an estimated preliminary impairment charge in the range of approximately $10.0 million to $15.0 million. Such amounts are only preliminary, since upon identifying any possible impairment charge we would then be required to perform a secondary step to determine the fair value of all assets and liabilities of the applicable reporting units in order to determine the actual impairment charge, if any. If the cash flow and discount rate were to favorably change, there would be no resulting impairment charge. While an impairment charge is a non-cash charge to earnings, the severity of any charge and its impact on stockholders’ equity could adversely affect our cost of capital and our ability to raise external capital.

We are primarily an infrastructure equipment provider to the wireless telecommunications industry, which has recently experienced a severe economic downturn. The failure of this industry to rebound and/or our failure to maintain or improve sales and operating results could result in future goodwill impairment charges. Our senior management has reviewed this Critical Accounting Policy with the Audit Committee of our Board of Directors and, in general, reviewed the methodology, assumptions and results of our goodwill analysis.

ALLEN TELECOM INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources:

As set forth in the Condensed Consolidated Statements of Cash Flows, $40.5 million of cash was generated by Operating Activities for the nine months ended September 30, 2002, as compared to $26.0 million of cash used in the comparable 2001 period. This improvement of cash generation is due primarily to a reduction of inventory and receivables, as well as an increase in payables. From March 31, 2001 to September 30, 2002, our consolidated inventory decreased $33.7 million to $109.0 million.

We used $5.1 million of cash in Investing Activities in the first nine months of 2002, due principally to $4.8 million for capital expenditures. For the first nine months of 2001, $5.3 million was used in Investing Activities, including $8.5 million for capital expenditures, which was partially offset by proceeds from the sale of an unused facility.

Cash used by Financing Activities for the nine months ended September 30, 2002 was $20.6 million. On March 20, 2002, we issued $50.0 million of Preferred Stock, which generated $46.8 million of cash after deduction of certain fees and expenses (see Note 3 of the Condensed Consolidated Financial Statements for additional information). Cash proceeds from this offering, as well as cash generated by Operating Activities, were used to repay borrowings of $49.5 million in the first quarter 2002 and an additional $17.9 million in the second and third quarters of 2002. Cash generated by Financing Activities for the nine months ended September 30, 2001 was $5.3 million and resulted primarily from a sale and leaseback transaction in the second quarter of 2001.

As a result of our Preferred Stock offering and the resulting pay-down of domestic debt, we permanently reduced our domestic revolving credit agreement commitment on March 20, 2002 from $105.0 million to $76.9 million. On a worldwide basis, at September 30, 2002, we had $122.3 million of lines of credit, of which $108.1 million were unused and available. At June 30, 2002, and December 31, 2001, we had available unused lines of credit of $116.4 and $71.4 million, respectively.

The strong Euro currency, relative to the U.S. dollar has positively impacted the translated value of our European subsidiaries, whose assets and liabilities are denominated principally in Euros. Our “Accumulated Other Comprehensive Loss” (representing primarily the net impact on the translated net asset investment of foreign subsidiaries) declined $13.1 million to $17.6 million at September 30, 2002 from $30.7 million at December 31, 2001. This increase in the translated value of our net foreign asset position is the principal reason for the increase in Stockholders’ Equity at September 30, 2002 as compared with December 31, 2001.

ALLEN TELECOM INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

We have non-contributory pension plans covering the majority of our full-time U.S. employees. At December 31, 2001, we recorded an additional minimum pension liability of $4.9 million. Principally as a result of the decline in market value of our pension funds assets during the first nine months of 2002, we may be required to record an incremental additional minimum pension liability in the range between $4.0 million to $6.0 million. Assuming there are no other changes, our 2003 pension expense would increase approximately $1.0 million, compared with 2002, and we could record an additional charge to Stockholders’ Equity (as a component of “Accumulated Other Comprehensive Loss”) in the amount between $2.5 million and $3.7 million, representing the after tax impact of this incremental additional minimum pension liability in the fourth quarter of 2002.

Legal Disclaimer:

Statements included in this Form 10-Q, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company’s future performance and financial results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company’s actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost, success and timetable for new product development including, for example, products for 3G, E 911 and power amplification; the health, economic stability and relative currency valuations in world and national markets; the cost and outcome of litigation, including, for example, a lawsuit filed by a competitor in the E 911 geolocation business claiming infringement by the Company of intellectual property rights; the cost and availability of capital and financing to the Company and its customers; the uncertain timing and level of purchases by the limited number of the Company’s customers of both current products and services, and those under development; the effective realization of inventory, receivables and other working capital assets to cash; the impact of competitive products and pricing in the Company’s markets; the impact of changes in the market value of pension fund assets held by the Company’s defined benefit pension plans; the ability of the company to generate future profits or to implement other tax planning strategies needed to utilize the Company’s tax loss carry forwards in the U.S. and Italy; the changes in business conditions and/or changes in assumptions, which could result in goodwill impairment charges; the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E 911 geolocation requirements in the U.S. markets and spectrum availability and licensing for new wireless applications; the impact of future business conditions on the Company’s ability to meet terms and conditions of the Company’s borrowing agreements; the cost, timing and availability of personnel, facilities, materials and vendors required for the Company’s current and future products; and whether and when backlog will be converted to customer sales. Allen Telecom Inc.’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q may contain additional factors.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. There has been no material change from the end of the previous fiscal year to September 30, 2002.

ITEM 4 — CONTROLS AND PROCEDURES.

As of September 30, 2002 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

(10.1)	Amendment of Supplemental Pension Benefit Agreement for Philip Wm. Colburn.

(10.2)	Amendment to Supplemental Pension Benefit Agreement for J. Chisholm Lyons.

(10.3)	Second Amendment of Supplemental Target Pension Benefit Agreement for Robert G Paul.

(10.4)	Form of Second Amendment of Supplemental Target Pension Benefit Agreement entered into by the Registrant with Certain Executive and Divisional Officers.

(10.5)	Third Amendment to the Allen Telecom Inc. Restoration Plan.

PART II — OTHER INFORMATION
(Continued)

(a)  Exhibits (continued)

(10.6)	Amendment to the Allen Telecom Inc. Executive Benefit Plan.

(99.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On August 1, 2002, the Company filed a Current Report on Form 8-K under Item 5 “Other Events”, whereby it filed a press release dated July 31, 2002, reporting Allen Telecom’s second quarter 2002 sales and earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allen Telecom Inc. (Registrant)

Date: November 13, 2002	By:	/s/ Robert A. Youdelman Robert A. Youdelman Executive Vice President (Chief Financial Officer)

Date: November 13, 2002	By:	/s/ James L. LePorte, III James L. LePorte, III Vice President Finance (Principal Accounting Officer)

CERTIFICATION
ALLEN TELECOM INC.

I, Robert G. Paul, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Allen Telecom Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

CERTIFICATION
ALLEN TELECOM INC.
(Continued)

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert G. Paul Robert G. Paul President (Chief Executive Officer)

Date: November 13, 2002

CERTIFICATION
ALLEN TELECOM INC.
(Continued)

I, Robert A. Youdelman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Allen Telecom Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

CERTIFICATION
ALLEN TELECOM INC.
(Continued)

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert A. Youdelman Robert A. Youdelman Executive Vice President (Chief Financial Officer)

Date: November 13, 2002

EXHIBIT INDEX
ALLEN TELECOM INC.

Exhibit Number:

(10.1)	Amendment of Supplemental Pension Benefit Agreement for Philip Wm. Colburn.

(10.2)	Amendment to Supplemental Pension Benefit Agreement for J. Chisholm Lyons.

(10.3)	Second Amendment of Supplemental Target Pension Benefit Agreement for Robert G Paul.

(10.4)	Form of Second Amendment of Supplemental Target Pension Benefit Agreement entered into by the Registrant with Certain Executive and Divisional Officers.

(10.5)	Third Amendment to the Allen Telecom Inc. Restoration Plan.

(10.6)	Amendment to the Allen Telecom Inc. Executive Benefit Plan.

(99.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.