Form 10-K
period 2002-12-31
ALLEN TELECOM INC
filed 2003-03-20
CIK 3721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-6016

Allen Telecom Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-0290950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25101 Chagrin Boulevard, Beachwood, Ohio	44122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

216/765-5855

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange Pacific Exchange
Series D 7.75% Convertible Preferred Stock	New York Stock Exchange Pacific Exchange
Preferred Stock Purchase Rights	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes ☑          No

      As of March 6, 2003, there were 30,684,976 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Registrant’s Common Stock outstanding on June 30, 2002, based upon the last sale price of the Registrant’s Common Stock on the Dow Jones Composite on June 30, 2002 of $4.20, of the Registrant’s Common Stock held by nonaffiliates of the Registrant was $128,059,738.80.

Exhibit Index is on pages i to viii of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALLEN TELECOM INC.

FORM 10-K

(For the fiscal year ended December 31, 2002)

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

ALLEN TELECOM INC.

FORM 10-K

PART I

ITEM 1 — BUSINESS

Overview

      We are a leading global provider of wireless infrastructure equipment and services to many of the world’s largest wireless communications carriers, or carriers, and original equipment manufacturers, or OEMs. Our business is aligned around the five product lines highlighted below:

•	Base Station Subsystems and Components, including filters, duplexers, combiners, amplifiers and microwave radios;

•	Repeaters and In-Building Coverage Products, including off-air repeaters, optical repeaters, low power distributed indoor antenna solutions, tower mounted amplifiers and bi-directional boosters;

•	Base Station and Mobile Antennas, including panel, omni-directional, glass-mounted and point-to-point antennas;

•	Geolocation Products, including our GEOMETRIX wireless 911 caller location system; and

•	Wireless Engineering and Consulting Services, including frequency planning for microwave and other wireless networks, system design and analysis and cell site field engineering.

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

      Carriers are currently in the process of determining their migration paths to the next-generation networks. 2.5G is an intermediary, higher data capacity solution while 3G is the next major technological evolution of wireless networks that is expected to provide even greater capacity to carriers’ networks and allow carriers to provide new features and services. By offering an enhanced set of products and services to their end-user customers, carriers believe that they will be able to generate additional average revenue per user. 3G infrastructure equipment has begun to be deployed on a limited basis for networks primarily in parts of Europe and Asia. This deployment will require new infrastructure equipment and therefore is expected to create new product opportunities for us. We have developed and, in certain cases, have already shipped 3G compatible products, including filters, duplexers, combiners, base station antennas, power amplifiers, tower mounted amplifiers, repeaters and test equipment. We also have developed a network-based geolocation solution that enables carriers to determine the location of callers. Our network-based geolocation solution is being deployed or evaluated by a number of carriers in the U.S. that must comply with Federal Communications Commission, or FCC, regulations requiring them to provide caller location information for wireless 911 calls. We currently have orders from nine customers and have installed geolocation systems in 58 markets in 25 states. We expect our geolocation business to continue to meaningfully contribute to our overall financial performance in the future as carriers are required to build out their location-based capabilities.

      We market our products and services to many of the world’s largest OEMs, including Alcatel SA, Lucent Technologies Inc., Motorola, Inc., Nokia Corporation, Nortel Networks Corporation and

Siemens AG, as well as the world’s largest carriers, including AT&T Wireless, Nextel Communications, Inc., Orange SA, Sprint Corporation, Verizon Wireless and Vodafone Group plc. We conduct operations globally, with manufacturing and assembly facilities in Australia, New Zealand, Brazil, China, the Czech Republic, France, Germany, Italy, Mexico and the U.S., and have sales and marketing offices in 21 countries. Sales made to customers located outside the U.S. accounted for 45.4% of our total sales during 2002. Our total sales during 2002 were $417.0 million, generating operating income of $17.7 million, as compared to total sales during 2001 of $394.6 million, generating operating income of $7.5 million.

Recent Developments

      On February 18, 2003, we announced the signing of a definitive agreement under which Andrew Corporation will acquire Allen Telecom in a stock for stock transaction. Allen Telecom shareholders will receive 1.775 shares of newly-issued Andrew stock for each Allen share they own. Completion of the transaction, which is expected to occur in the first half of 2003, is subject to approval of shareholders of both companies, expiration of the applicable waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

Industry Dynamics

      2002 continued to be a difficult market for end users of our equipment with global carriers facing slowing subscriber growth rates, greater price competition, less access to capital and the need to carefully manage their cash flow and profitability. In response to these challenges, carriers are reducing their capital spending and appear to be refocusing on projects that can most directly contribute to their revenues. The near term prospects point to continued difficulties as 3G network deployments are not expected to have a significant impact on the level of capital spending of carriers until 2004. Carriers are expected to decrease capital spending again in 2003, as evidenced by an independent study by Morgan Stanley in January 2003 which indicates that wireless spending will decrease 2% in 2003 from 2002 levels. Over the longer term, we anticipate capital investment growth to resume at an increased level due to a number of factors, including a growing number of telecommunication subscribers, increasing MOUs, and a growing demand for new services and features, such as mobile messaging, Internet access and other data services that require additional network capacity and capabilities.

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

      2.5G technology enabled carriers to upgrade their existing 2G networks with certain software and hardware enhancements. These upgrades often require significant investments in software and equipment, but generally do not require the comprehensive new infrastructure equipment investment required for 3G networks. In addition, while these upgraded networks provide improvements in capacity, coverage and performance, they have significantly less bandwidth capacity and transmission speeds than 3G networks are expected to provide.

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

      Some major carriers in Europe and Asia began a limited initial build out of the first 3G networks in 2001 and 2002. Regulatory agencies in most European countries, Japan and Korea have already licensed 3G frequencies, with carriers spending over $100 billion for these licenses to date. In the U.S., the FCC is expected to award licenses for 3G frequencies in the next several years, which we anticipate will be followed by an extensive 3G infrastructure build out. As a result, predominantly all of the current demand for 3G infrastructure equipment is driven by the rollout of 3G networks in Europe and Asia. Some carriers in Europe have delayed rollout of 3G networks and OEMs are offering little guidance into the visibility of 3G spending in 2003.

      The deployment of new networks incorporating 3G technology will require the timely development, manufacture and installation of new or advanced infrastructure equipment, including power amplifiers, base stations, subsystems, antennas and repeaters that are specifically designed for the newly licensed frequencies. In most cases, that equipment will need to be specifically tailored to the newly licensed frequencies and comply with the more stringent design specifications. As a result, many wireless OEMs are currently working with qualified vendors to design and manufacture new systems and components for 3G networks. For example, wider bandwidth channels and greater data transmissions will require next generation, multi-channel power amplifiers that are highly linear and compatible with the new 3G frequencies. In addition, we believe that many OEMs are outsourcing more of their needs for certain wireless communications equipment, such as next generation power amplifiers, which, prior to 3G, were primarily manufactured in-house by OEMs. For these reasons, we believe that the build out of new 3G networks will create substantial new product opportunities for some qualified vendors which, in the case of next generation power amplifiers, we estimate to be in the $1.0 to $2.0 billion range annually.

      The deployment of 3G networks will also require a greater number of base stations per coverage area because of increased propagation losses at the higher frequencies and the need for greater accuracy of data transmissions. As a result, despite the increased efficiency of base station technology, we believe the number of base stations required to support 3G will likely increase by two to four times the 1G equivalent for the same coverage area. We believe we are well positioned to capitalize on the 3G spending cycle when it does materialize.

     Wireless Geolocation Markets

      In 1996, we identified the wireless geolocation market as one with significant potential and have invested more than $20 million in developing products and services to fulfill the needs of wireless carriers in the U.S. as they comply with the FCC regulations. As new wireless technologies advance in capability and the number of subscribers grows, increased governmental focus in the U.S. is being placed on identifying the locations of wireless 911 callers to the local police or fire departments. Emergency calls from wireless phones exceeded 56.8 million nationwide in 2001, an 11% increase over 2000. The FCC has established deployment schedules for almost all carriers.

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

Year	Company Acquired	Primary Location	Primary Products or Services Acquired

2001	Bartley R.F. Systems, Inc.	U.S.	RF filters and filter-related subsystems
1997	Telia S.A.	France	Power amplifiers
1996	Tekmar Sistemi S.r.l.	Italy	In-building coverage systems
1994	MIKOM G.m.b.H.	Germany	Repeaters
1994	FOREM S.r.l.	Italy	Base station subsystems and components
1992	Comsearch	U.S.	Wireless engineering services
1992	Decibel Products	U.S.	Base station antennas
1990	Grayson Wireless	U.S.	Repeaters

Note: Many of our acquisitions were completed in stages. The years of acquisition set forth in the table represent, in each such case, the first year in which we owned a majority of the acquired company, the balance of which we acquired in subsequent years. Decibel Products and Comsearch were owned by Alliance Telecommunications Corp., which we acquired in 1992.

Products and Services

      Our products and services consist of five product lines: (i) Base Station Subsystems and Components; (ii) Repeaters and In-Building Coverage Products; (iii) Base Station and Mobile Antennas; (iv) Geolocation Products; and (v) Wireless Engineering and Consulting Services. We provide our products and services on a global basis to many of the world’s largest OEMs and carriers. We expect our business to benefit from the need for expanded coverage, greater capacity and improved performance of existing and emerging wireless networks.

     Base Station Subsystems and Components

      We are one of the largest suppliers of base station subsystems and components, supplying many different customized subsystems and components that are incorporated in OEM equipment for cell site installation. Our products serve all major wireless standards and frequencies, including emerging 3G networks. Our base station subsystems and components include:

•	Filters that ensure that incoming signals are received and outgoing signals are transmitted clearly and without interference;

•	Duplexers that are stationed at most cell site transceivers to allow a single antenna to be used for the simultaneous transmission and reception of radio signals;

•	Power Amplifiers that enhance the reception of weak signals or boost outgoing signals, including low noise and tower mounted amplifiers;

•	Combiners that combine multiple radio frequencies for delivery to one antenna system;

•	Auto-Tune Combiners that adjust automatically to changes in frequencies;

•	Microwave Radios that are used primarily to provide, at selected frequencies, communication links between a base station and the network; and

•	Related Products, such as equipment racks, connectors and cables.

      These products are marketed and sold primarily under the FOREM, Decibel Products and Telia names and accounted for $143.3 million, or 34.4%, and $183.0 million, or 46.3%, of our total sales in 2002 and 2001, respectively.

      In 2001, we introduced next generation single and multi-carrier, highly-linear power amplifiers. Such products are usually located within base stations and amplify the power of the wireless transmission with minimal distortion and interference. These products are capable of processing multiple frequencies and are available for a number of mobile wireless standards, including 3G. We are currently working with two major OEMs to design their next generation power amplifier products.

     Repeaters and In-Building Coverage Products

      Our repeaters and in-building coverage products support both coverage and capacity enhancement for carriers. We provide turnkey, customized product applications for major projects throughout the world involving highway tunnels, subway and railway systems, airports, convention centers and the Australian Olympic venues. Our products include:

•	Repeaters that expand coverage and fill coverage gaps caused by obstructions, such as mountains, tunnels and buildings, including high power and low power off-air repeaters and optical repeaters;

•	Distributed Antenna Systems for mobile wireless communications, broadcasting, high speed data links and broadband coverage systems, including low power fiber optic and cable distributed antennas;

•	Bi-Directional Boosters that amplify transmitted and received signals at the cell site; and

•	Test Equipment and Analysis Software that measure and analyze radio transmission characteristics for optimization of wireless communications networks.

      These products are marketed and sold under the MIKOM, Grayson Wireless and Tekmar Sistemi names, and accounted for $94.2 million, or 22.6%, and $94.5 million, or 24.0%, of our total sales in 2002 and 2001, respectively.

     Base Station and Mobile Antennas

      We are a leading manufacturer of base station and mobile antennas serving all major wireless standards and frequencies. We manufacture a comprehensive line of base station antennas, including:

•	Omni Antennas that broadcast signals in a full 360-degree circular pattern;

•	Directional and Panel Antennas that concentrate signals in a particular direction, thereby increasing capacity and coverage;

•	Sectorized Array Antennas that generate multiple beams; and

•	Broadband Antennas that process multiple frequency bands on a single antenna.

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

      Our base station and mobile antenna products and services are marketed under the Decibel Products and Antenna Specialists names, and accounted for $75.2 million, or 18.0%, and $88.2 million, or 22.4%, of our total sales in 2002 and 2001, respectively.

     Geolocation Products

      We are one of two recognized suppliers of network-based geolocation systems capable of providing carriers with the equipment and software necessary to locate wireless 911 callers. Our GEOMETRIX wireless location system is based on position calculations utilizing time difference of arrival, or TDOA, and angle of arrival, or AOA, triangulation techniques. We believe our network-based GEOMETRIX product is capable of exceeding the accuracy and reliability requirements set by the FCC for E 911 networks. Our system can locate calls which transition between analog and digital sites, and calls in which the caller is a subscriber, roamer or non-subscriber. Our GEOMETRIX product can be used with all air interfaces including AMPS, TDMA, CDMA, GSM and iDEN, and requires no changes in wireless service and no modifications or replacement of existing handsets. In addition, our system was designed to accommodate a variety of location-based services, such as fleet management, concierge services, mobile commerce, wireless information directories and other location dependent services. Our geolocation products accounted for $88.7 million, or 21.3% and $7.8 million, or 2.0%, of our total sales in 2002 and 2001, respectively.

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

      Our wireless engineering and consulting services are marketed and provided under the Comsearch name and accounted for $15.7 million in sales, or 3.8%, and $21.1 million, or 5.3%, of our total sales in 2002 and 2001, respectively.

     Other Information

      See Note 9 of the Notes to Consolidated Financial Statements on page F-26 of this Annual Report on Form 10-K for additional financial information regarding our products or services. See also Item 7 — “Management Discussion and Analysis of Financial Conditions and Results of Operations” beginning on page 15 for additional information regarding seasonality and backlog.

Customers

      We sell our products and services to OEMs, carriers and product distributors located throughout the world. The OEM market for our products consists of a relatively small number of potential customers. The carrier market for our products, while experiencing some consolidation, is a larger and more broadly dispersed market.

      During 2002, our OEM customers accounted for 32.7% of our total sales and carriers accounted for 67.3% of our total sales. During 2002, AT&T Wireless and Siemens AG accounted for 19.5% and 10.2% of our sales, respectively. Our top ten customers for 2002 were, in alphabetical order:

Alcatel SA AT&T Wireless, Inc. Cingular Wireless Lucent Technologies Inc. Motorola, Inc.	Nortel Networks Corporation Orange SA Siemens AG Sprint Corporation Verizon Wireless

      During 2002, our customers located outside the U.S. accounted for 45.4% of our total sales. We believe that, since many of our domestic customers incorporate our products into their products, many of which are ultimately delivered to end-users located outside the U.S., a higher percentage of our products is ultimately delivered to customers located outside the U.S.

Sales and Marketing

      We dedicate a specific team of experienced and knowledgeable engineering, sales and marketing professionals to market our products directly to each OEM customer and many of our carrier customers. Each dedicated team provides engineering and customer service support throughout and after the sales and development cycle of a specific product, thereby developing collaborative working relationships between our team and our customers’ management, engineering, technical, design, purchasing and production personnel. This collaboration with multiple levels of a customer’s organization, particularly during the design, qualification and early production phases, allows us to become an integral part of new product development process and a logical supplier of products for our customers.

      We market and sell our products and services worldwide to carriers primarily through our direct sales forces. We maintain sales offices in the following 20 countries: Argentina, Australia, Austria, Brazil, Canada, China, the Czech Republic, France, Germany, India, Italy, Mexico, New Zealand, Norway, Peru, Singapore, Slovakia, Switzerland, the United Kingdom and the U.S. We supplement our direct sales force with a network of manufacturers’ representatives. Our sales personnel are responsible for managing specified carrier accounts and specified products or groups of products in their sales territories. These sales personnel have the engineering and technical expertise to identify carriers’ needs and provide them with tailored solutions or off-the-shelf products.

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

      Generally, our research and development efforts are managed and focused on a product by product basis. We have 11 research and development facilities located in the Czech Republic, France, Germany, Italy and the U.S. and as of December 31, 2002 we employed approximately 340 engineers and other technical personnel who are dedicated to our research and development and other engineering efforts. Our research and development and other engineering efforts generally can be characterized as follows:

•	we collaborate closely with many of our customers to design and build new products or modify existing products to exacting specifications required by our customers for their network systems and solutions;

•	we design and manufacture enhancements and improvements to our existing products in response to our OEM or carrier customers’ requests or feedback; and

•	we independently design and build new products in anticipation of changing wireless communications technologies, evolving customer specifications and industry standards, developing market opportunities or changing market dynamics.

      As a result of our collaborative relationships with our customers, we believe we are able to compete more effectively. Collaboration with our customers allows us to:

•	reduce the costs and minimize the risks of research and development for us and our customers;

•	reduce the costs and time associated with establishing new markets for our products;

•	establish ready markets for our products that meet our customers’ specifications;

•	solidify and enhance our working relationships with our customers; and

•	share our technical expertise and experience with our customers.

      For additional information concerning research and development expenditures, see “Research and Development Costs” in Note 1 of Notes to Consolidated Financial Statements on page F-10 in this Annual Report on Form 10-K.

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

Manufacturing

      We believe that our core competencies of product design technology, engineering expertise, proprietary manufacturing processes and comprehensive testing permit us to consistently meet or exceed our customers’ quality specifications. All of our OEM and many of our carrier customers have recognized our ability to consistently meet or exceed exacting product specifications by granting us qualified vendor status, which gives us a competitive advantage over our competitors who have not achieved that status. We maintain 15 manufacturing facilities located in Australia, Brazil, China, the Czech Republic, France, Germany, Italy, Mexico and the U.S., most of which are ISO-9001 or ISO-9002 certified.

      A substantial amount of our component production is outsourced to contract manufacturers, many of whom also hold such ISO-9001 or ISO-9002 certification. Our practice of outsourcing a portion of our manufacturing needs permits us to maintain a flexible workforce and meet fluctuating customer demands and requirements.

      We generally attempt to utilize several alternative supplier sources for the raw materials, subsystems and components required for our products. For certain raw materials or components, however, we utilize a small number of suppliers and, in very few instances, a single source supplier. In these instances, we believe the risks associated with purchasing raw materials or components from a limited number of suppliers are justified by the suppliers’ commitment to us, which is consistent with our commitment to our customers, to provide lower pricing, more timely delivery and higher quality. We believe that, together with our contract manufacturers and planned manufacturing plant expansion, we have the capacity to meet the anticipated orders for our products.

Business Segments, Foreign Operations and Export Sales

      Information relating to the Company’s business segments, foreign and domestic operations and export sales is included herein on pages F-26 to F-28, “Industry Segment and Geographic Data”, in Note 9 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

      A significant portion of our business has been and will continue to be conducted in international markets. Conducting business internationally subjects us to a number of additional risks and uncertainties, including unexpected delays or changes in regulatory requirements, difficulties and costs related to complying with foreign laws, political and economic instability, adverse tax consequences and restrictions on and impediments to repatriation of our funds and our customers’ ability to make payments to us.

Competition

      The base station subsystems and components market for our products is highly competitive. In the base station subsystems and components market, we compete primarily with Allgon AB, Filtronic PLC, Radio Frequency Systems, Inc., a division of Alcatel SA, and REMEC, Inc.

      There is an increasing number of competitors supplying products and services to carriers. Our primary competitors for our base station and mobile antenna products are Allgon AB, Andrew Corporation, EMS Technologies, Inc., Kathrein, Inc. and Radio Frequency Systems, Inc., a division of Alcatel SA. For our repeater, test and measurement equipment and in-building coverage products, our primary competitors are Agilent Technologies, Inc., Allgon AB, Kathrein, Inc. and LGC Wireless Inc. Our primary competitors for our wireless engineering and consulting services are LCC International and Wireless Facilities, Inc. In the geolocation products market, our primary competitor for our geolocation products is TruePosition, Inc. In addition, competitors for our geolocation products include a number of manufacturers who have developed or proposed handsets for the handset-based geolocation solution.

      We believe that we are currently one of the top three competitors in the markets for our base station subsystems and components, repeaters and in-building products and base station antennas, and are a leading competitor in the markets for our wireless engineering and consulting services and mobile antennas. Some of our competitors have substantially greater financial, marketing and other resources and better name recognition than we do. We believe the principal factors that allow us to compete effectively in our marketplace include:

•	our ability to manufacture high volume, quality products in a timely manner;

•	the strength of existing customer relationships;

•	proximity to existing and potential customers of our sales force, product development and manufacturing facilities;

•	low cost production and competitive pricing;

•	our strong reputation and well-recognized brands;

•	accountability and customer service;

•	financial resources;

•	management expertise; and

•	expertise in existing and emerging technologies.

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

      Unlike calls placed from landline telephones in the U.S., calls for emergency assistance from wireless phones are not currently traceable to specific locations. In response to this public safety issue, the FCC issued a series of orders requiring that carriers implement a system to locate callers as early as October 2001. The rules specify that network-based solutions must cover either one-half of such carrier’s coverage area or one-half of such carrier’s subscribers commencing the later of October 1, 2001 or six months after the local public safety answering point has requested the service, and the entire coverage area or all subscribers by October 1, 2002 or within 18 months of a request by a local public safety answering point, whichever is later. Carriers choosing handset-based systems must begin marketing handsets commencing October 1, 2001 and may activate only handsets that are geolocation-capable after December 31, 2002. Handset-electing carriers will further be required to have reached 95% penetration of all handsets with geolocation capability by December 31, 2005. Carriers must choose between satisfying the FCC’s requirements under a handset-based approach or a network-based approach or petition the FCC for a waiver allowing an extension of the implementation deadline for a hybrid or different approach. We offer a network-based system for locating cellular phone users making 911 calls. Most carriers, however, have indicated to the FCC that they will adopt handset-based or other alternative solutions. Most carriers are seeking waivers and/or delays in the FCC’s implementation of these requirements and the FCC has granted a waiver to one carrier allowing a hybrid approach and delaying such carrier’s implementation requirements. Our sales of this product will be affected by any changes in the FCC’s E 911 rollout or other requirements, by the decisions of carriers to use network-based, handset-based or other E 911 systems and the timing of requests made by local public safety answering points.

Employees

      As of December 31, 2002, we had approximately 2,300 employees. We believe our future success will depend on our continued ability to attract, retain, integrate and motivate qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppage in any of our existing businesses. We place a high value on maintaining a rewarding work environment for our employees, who we believe are a key factor in our success. We consider our relationship with our employees to be good.

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

Available Information

      We make available free of charge on or through our internet website, www.allentele.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed and furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934

as soon as reasonably practicable after we electronically file such documents with or furnish such documents to the Securities and Exchange Commission.

ITEM 2 — PROPERTIES

      As of December 31, 2002, our continuing operations were conducted in 57 facilities in ten states in the United States and 20 foreign countries. Our product development, manufacturing and distribution facilities for our Wireless Communications Equipment segment occupy approximately 1.2 million square feet of which approximately 1.0 million square feet are rented under operating leases and 0.1 million square feet is operated under a sale and leaseback arrangement. Our principal manufacturing and service facilities for the Wireless Communications Equipment segment are located in Australia, Brazil, China, the Czech Republic, France, Germany, Italy, Mexico, Massachusetts, Ohio, Texas and Virginia. Our Wireless Engineering and Consulting Services segment leases approximately 67,000 square feet in Virginia.

      All machinery, plants, warehouses and office spaces are in good condition and are reasonably suited and adequate for the purposes for which they are presently used.

ITEM 3 — LEGAL PROCEEDINGS

      On December 11, 2001, a lawsuit was filed against the Company in the United States District Court for the District of Delaware by a competitor, True Position, Inc., and its subsidiary, KSI, Inc. In their original complaint, the plaintiffs alleged that the Company, through its Grayson Wireless Division, infringed three patents in connection with the Company’s GEOMETRIX wireless geolocation business. On July 16, 2002, the plaintiffs amended their complaint to include four additional patents in the lawsuit. In the Company’s answer to the original complaint, filed on January 18, 2002, and to the amended complaint, filed July 30, 2002, it has denied all of the plaintiffs’ allegations and has asserted counterclaims against the plaintiffs for infringement of one of the Company’s patents and for tortious interference with the Company’s business relationships. The Company believes that it has meritorious defenses against the claims asserted by the plaintiffs and intends to vigorously defend the lawsuit. However, the Company cannot give assurance that it will ultimately prevail in this action. Whether the Company ultimately wins or loses, litigation could be time-consuming and costly and injure its reputation. If the plaintiffs prevail in this action, the Company may be required to negotiate royalty or license agreements with respect to the patents at issue and may not be able to enter into such agreements on acceptable terms. Any limitation on the Company’s ability to provide a service or product could cause it to lose revenue-generating opportunities and require it to incur additional expenses. The Company may also be required to indemnify customers for any expenses or liabilities resulting from the claimed infringements. These potential costs and expenses, as well as the need to pay any damages awarded in favor of the plaintiffs, could adversely affect the Company’s business, financial position, results of operations or cash flow.

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

      For additional information see Note 6, “Commitments and Contingencies” on pages F-18 to F-20 of this Annual Report on Form 10-K.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

      Our executive officers and their respective ages and positions are set forth below.

Name	Age	Position

Robert G. Paul	61	President, Chief Executive Officer and Director
Robert A. Youdelman	60	Executive Vice President and Chief Financial Officer
Peter G. de Villiers	49	Vice President
James L. LePorte, III	48	Vice President — Finance
Laura C. Meagher	42	Secretary and General Counsel
Roger L. Schroeder	49	Treasurer and Assistant Secretary

      Set forth below is biographical information for our executive officers listed above.

      Robert G. Paul has been our President since December 1989 and our Chief Executive Officer since February 1991 and has served as a director since March 1990. He was our Chief Operating Officer from December 1989 to February 1991, Senior Vice President — Finance from April 1987 to December 1989, Vice President — Finance from January 1987 to April 1987 and a Vice President from 1974 to January 1987. He also was President of the Antenna Specialists Company from 1978 to June 1990. Mr. Paul joined us in 1970 as an Assistant to the President and also served as Assistant Treasurer from 1970 to 1972. He was elected our Treasurer in 1972 and Vice President and Treasurer in 1974. Mr. Paul also is a Director of Rogers Corporation.

      Robert A. Youdelman joined us in 1977 as Director of Taxes and was elected Vice President — Taxation in February 1980. In December 1989, he was elected our Senior Vice President — Finance, Chief Financial Officer and Assistant Secretary and was promoted to Executive Vice President in February 1997. Mr. Youdelman is an attorney.

      Peter G. de Villiers joined us in July 1992 upon our acquisition of Alliance Telecommunications Corporation, where he served as Vice President — Marketing and Sales from March 1991 to June 1993. Mr. de Villiers served as Vice President — Strategic Planning for a subsidiary of Allen Telecom upon the merger of Alliance into the subsidiary in June 1993 until February 1997. In February 1997, he was elected Vice President.

      James L. LePorte, III joined us in 1981 as Senior Financial Analyst. In 1983, he was appointed Manager of Financial Analysis and, in 1984, was named Assistant Controller. Mr. LePorte was elected our Controller in April 1988, elected a Vice President in December 1990, and served as our Treasurer from September 1995 to February 1999. Mr. LePorte was elected Vice President — Finance in April 1999.

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

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has been traded on the New York Stock Exchange since September 1971 under the symbol “ALN.” Our common stock is also listed on the Pacific Exchange. The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock as reported by the Dow Jones Composite, which includes the New York Stock Exchange, the American Stock Exchange and all regional markets.

	High	Low

Year Ended December 31, 2000:
First Quarter	$19.94	$10.56
Second Quarter	20.00	12.88
Third Quarter	21.94	15.69
Fourth Quarter	24.00	14.13

Year Ended December 31, 2001:
First Quarter	$21.75	$11.60
Second Quarter	15.00	10.80
Third Quarter	14.80	6.63
Fourth Quarter	9.64	6.85
Year Ended December 31, 2002:
First Quarter	$9.91	$5.75
Second Quarter	6.85	3.26
Third Quarter	5.80	3.50
Fourth Quarter	10.23	4.73

      On March 6, 2003, there were approximately 1,524 holders of record of our common stock. For the years ended 1996 through 2002 the Company paid no cash or stock dividends on its common stock.

      The Company’s debt agreements restrict, under limited circumstances, our ability to pay cash dividends without the bank’s consent. Further, our ability to pay cash dividends may be dependent, in part, on our subsidiaries’ ability to make cash dividends and other payments to us.

      For additional information see the last paragraph of Note 2, “Financing,” on Page F-13 and Note 10 on Page F-28 of this Annual Report on Form 10-K.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA

     The information required by this item is included in the Five Year Summary of Operations set forth below.

FIVE YEAR SUMMARY OF OPERATIONS

(Amounts in thousands, except per common share data)

	1998	1999	2000	2001	2002

Sales	$390,644	$336,213	$392,608	$394,601	$416,975
Cost of sales	(296,044)	(247,064)	(277,666)	(296,342)	(314,891)

Gross profit	94,600	89,149	114,942	98,259	102,084
Operating expenses:
Selling, general and administrative expenses	(65,377)	(54,819)	(54,271)	(56,776)	(58,386)
Research and development and product engineering costs	(30,742)	(27,946)	(25,442)	(26,086)	(26,031)
Amortization of goodwill(a)	(6,295)	(7,020)	(7,822)	(7,901)	—

Operating (loss) income	(7,814)	(636)	27,407	7,496	17,667
Other income, net	6,065	3,370	—	—	—
Net interest expense	(6,805)	(8,146)	(9,033)	(10,247)	(7,001)

(Loss) income before taxes and minority interests	(8,554)	(5,412)	18,374	(2,751)	10,666
Benefit from (provision for) income taxes	5,310	1,844	(7,530)	1,073	(3,773)

(Loss) income before minority interests	(3,244)	(3,568)	10,844	(1,678)	6,893
Minority Interests	(2,268)	(1,650)	(91)	(145)	(101)

(Loss) income from continuing operations	(5,512)	(5,218)	10,753	(1,823)	6,792
Discontinued operations — (loss) gain on disposal of emissions testing business	(4,710)	2,363	1,300	—	—
Cumulative effect of change in accounting principle(a)	—	—	—	—	(3,397)

Net (loss) income	(10,222)	(2,855)	12,053	(1,823)	3,395
Preferred stock dividends	—	—	—	—	(2,540)

(Loss) income applicable to common shareholders	$(10,222)	$(2,855)	$12,053	$(1,823)	$855

Earnings (Loss) Per Common Share,
Basic and Diluted:
(Loss) income from continuing operations	$(.21)	$(.19)	$.38	$(.06)	$.14
Discontinued operations — (loss) gain on disposal of emissions testing business	(.17)	.09	.05	—	—
Cumulative effect of change in accounting principle	—	—	—	—	(.11)

Net (loss) income	$(.38)	$(.10)	$.43	$(.06)	$.03

Financial Condition
Total assets	$466,985	$452,500	$474,008	$513,007	$530,038
Working capital	133,465	128,062	132,631	162,797	164,854
Current ratio	2.92	2.68	2.60	2.10	2.40
Capital lease obligations	—	—	—	5,357	5,400
Total debt	141,633	124,156	139,421	153,899	77,361
Redeemable convertible preferred stock	—	—	—	—	50,000
Stockholders’ equity	250,081	240,912	234,981	258,357	274,254
Debt to equity ratio	.57	.52	.59	.60	.28
Book value per common share	9.10	8.64	8.39	8.59	8.98
Shares outstanding at year end	27,473	27,882	28,022	30,425	30,554
Return on stockholders’ equity	(4.00)%	(1.20)%	5.09%	(0.70)%	1.28%
Capital expenditures	18,094	9,491	15,082	10,044	6,761
Depreciation	15,615	14,914	13,353	13,313	11,992
Number of employees	3,000	2,200	2,500	2,700	2,300

(a)	For information concerning the effect of the change in accounting for goodwill see “Goodwill and Other Intangible Assets” in Note 1 of the Notes to Consolidated Financial Statements on Page F-9 of this Annual Report on Form 10-K.

     The Company neither declared nor paid any cash dividends on its common shares during the period 1998 through 2002. See also “Critical Accounting Policies” and “Contingency” as set forth in Item 7 — Managements Discussion and Analysis of Financial Condition and Results of Operations on Pages 22 and 27, respectively, of this Annual Report on Form 10-K.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto beginning on page F-1 of this Annual Report.

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

      We derive a significant portion of our sales from some of the world’s largest carriers and OEMs. Our top 10 customers accounted for 55.2%, 55.2% and 65.0% of total sales in 2000, 2001 and 2002, respectively. AT&T Wireless and Siemens AG, our largest customers in 2002, accounted for 19.5% and 10.2% of sales, respectively. Siemens AG, our largest customer in 2001, accounted for 10.2% of total sales in 2001 and in 2000, Nortel Networks Corporation accounted for 15.2% of total sales. These were the only customers to account for more than 10% of sales in 2002, 2001 and 2000.

      We manufacture, distribute and market our products to the following geographic regions: Asia, Australia, Europe, Latin America and North America. International sales constituted approximately 58.5%, 60.8% and 45.4% of total sales in 2000, 2001 and 2002, respectively. The decrease in the percentage of international sales in 2002 was due to the increase in sales of geolocation products, which are installed only in U.S. networks. During 2003, we expect international sales, as a percentage of total sales, to decline compared with 2002, due to higher geolocation product sales in the U.S. Export sales from the U.S. are primarily to major carriers and are typically payable in U.S. dollars. European-based sales are to major OEMs and carriers, and are typically denominated in Euros. As a result of our international position, we are subject to foreign currency translation fluctuations that impact the amount of sales we report in U.S. dollars for financial reporting purposes. Other than these translation effects, we do not believe that such currency fluctuations have significantly impacted our competitive position or our sales to domestic or international customers for either our U.S. or international operations.

      Our annual revenue growth in the past few years has been largely dependent upon the overall growth rate of wireless telecommunications infrastructure equipment spending, which includes spending by both OEMs, principally for our base station subsystems and components product line, and carriers for our other product lines. An independent study by Morgan Stanley in January 2003 indicates that wireless telecommunications equipment spending is expected to decrease 2% in 2003 from 2002 levels. This projected decline in the level of wireless infrastructure equipment spending may not be representative of our results in 2003, as sales of our geolocation products are probably more dependent on FCC regulations and requirements than the market constraints placed on capital budgets. We cannot be certain that our results in any particular period will be consistent with wireless telecommunications spending patterns of OEMs and carriers.

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

      We report our sales in two segments, Wireless Communications Equipment and Wireless Engineering and Consulting Services. Our Wireless Communications Equipment segment consists of four product lines. The following table sets forth our sales by segments and product lines:

	Year Ended December 31,

Sales by Segments and Product Lines	2000		2001		2002

	($ millions)
Wireless Communications Equipment:
Base Station Subsystems and Components	$190.9	48.6%	$183.0	46.3%	$143.3	34.4%
Repeaters and In-Building Coverage Products	78.8	20.1%	94.5	24.0%	94.2	22.6%
Base Station and Mobile Antennas	97.8	24.9%	88.2	22.4%	75.2	18.0%
Geolocation Products	—	—	7.8	2.0%	88.6	21.3%

Total Wireless Communications Equipment	367.5	93.6%	373.5	94.7%	401.3	96.3%
Wireless Engineering and Consulting Services	25.1	6.4%	21.1	5.3%	15.7	3.7%

Total Sales	$392.6	100.0%	$394.6	100.0%	$417.0	100.0%

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

      Research and Development Costs. Research and development costs relate to our engineering and technical operations and include salaries, wages, employee benefits, test equipment, test labs, third party contract research, prototype expenses and related facility expenses. Over the last three years, we have invested a significant portion of our research and development resources in our new initiatives, including products for emerging 3G networks, multi-user distributed antenna systems and next generation power amplifiers.

      Amortization of Goodwill. As more fully described in Note 1 to the Consolidated Financial Statements, effective January 1, 2002, we implemented the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. This statement changed the accounting for goodwill from an amortization method to an impairment only approach; accordingly, we have ceased amortizing goodwill in 2002.

      Income Taxes. We operate our business in 21 countries and accrue and pay income taxes in each of those countries in accordance with each country’s tax rates and rules.

      Earnings per Common Share. The weighted average common shares outstanding for the Basic Earnings Per Common Share computation increased in 2002 to 30,410,000 shares, as compared with

28,090,000 and 27,820,000 shares in the comparable 2001 and 2000 periods, respectively, due primarily to shares issued in connection with our fourth quarter 2001 acquisition of Bartley R.F. Systems, Inc. In computing Basic Earnings Per Common Share for 2002, earnings were reduced by dividends declared on the redeemable Series D 7.75% Convertible Preferred Stock (“Preferred Stock”) issued in the first quarter 2002. The dividends declared amounted to $2.5 million (an impact of $.08 per common share). Such dividends would amount to $3.9 million on an annual basis when, and if, declared. For purposes of computing Diluted Earnings Per Common Share, and only if such calculation results in dilution, Preferred Stock dividends will not reduce earnings; however, the weighted average shares outstanding would increase by 6,493,500 common shares representing the amount of common shares into which the Preferred Stock is currently convertible.

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

Results of Operations

      The following table sets forth our consolidated results of operations as a percentage of sales for the periods shown:

	Year Ended December 31,

	2000	2001	2002

Sales	100.0%	100.0%	100.0%
Cost of sales	70.7	75.1	75.5

Gross profit	29.3	24.9	24.5
Operating expenses:
Selling, general and administrative expenses	13.8	14.4	14.0
Research and development costs	6.5	6.6	6.2
Amortization of goodwill	2.0	2.0	—

Operating (loss) income	7.0	1.9	4.3
Net interest expense	2.3	2.6	1.7

Income (loss) before taxes and minority interests	4.7	(0.7)	2.6
(Provision for) benefit from income taxes	(1.9)	0.3	(0.9)
Minority interests	—	(0.1)	(0.1)

Income (loss) from continuing operations	2.8%	(0.5)%	1.6%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Sales. Sales increased to $417.0 million in 2002 from $394.6 million in 2001.

      Sales from our Wireless Communications Equipment segment increased $27.8 million, or 7.4%, to $401.3 million in 2002 from $373.5 million in 2001 due to greater demand for geolocation products, partially offset by a decline in sales of base station subsystems and components and base station and mobile antennas. Sales of repeaters and in-building coverage products were not significantly different in 2002 from 2001. Geolocation sales increased from $7.8 million in 2001 to $88.7 million in 2002. We expect first quarter 2003 geolocation sales to be consistent with strong fourth quarter 2002 levels due primarily to continued robust demand from customers for geolocation products in order to meet FCC mandates. The decrease in 2002 sales of base station subsystems and components and base station and mobile antennas products, compared with 2001, was principally attributable to a decline in base station deployments around the world as well as increased competition which resulted in lower pricing to our customers.

      Sales from our Wireless Engineering and Consulting Services segment decreased $5.4 million, or 25.6%, to $15.7 million in 2002 from $21.1 million in 2001 primarily due to a decrease in demand in the U.S. for consulting services by fixed wireless operators.

      International sales constituted approximately 60.8% and 45.4% of total sales in 2001 and 2002, respectively. This decrease in the percentage of international sales is attributable to the increase in sales of geolocation products to U.S. carriers. Geographically, all regions, with the exception of the U.S., experienced a decrease in sales in 2002 from 2001. However, the decrease in sales in Asia was not significant due to continued strong sales in China and improved sales in Australia, which were partially offset by sales decreases in other Asian regions.

      As a result of the higher-valued Euro compared to the U.S. dollar, our reported sales, when translated into U.S. dollars, were $8.5 million higher in 2002 than they would have been had the average exchange rate remained constant from 2001 to 2002.

      Backlog. Backlog increased $17.0 million, or 13.7%, to $140.4 million at December 31, 2002 from $123.4 million at December 31, 2001 principally due to a significant increase in the backlog for our geolocation products, which increased from $48.7 million at December 31, 2001 to $87.1 million at December 31, 2002. Backlog for all other product lines declined by $21.4 million from year to year. Backlog is not significant for our Wireless Engineering and Consulting Services segment.

      Gross Profit. Gross profit increased $3.8 million to $102.1 million in 2002 from $98.3 million in 2001. Our gross profit margin decreased to 24.5% in 2002 from 24.9% in 2001. The impact of improved gross profit margins from the increase in sales of higher margin products were more than offset by a decline in gross profit margins among our other product lines due to price discounting, changes in product mix and higher inventory reserves. Restructuring charges of $1.2 million were recorded in cost of sales in 2002 compared with restructuring charges of $1.0 million recorded in 2001. For more information on restructuring costs refer to Note 12 in the Notes to Consolidated Financial Statements.

      Gross profit margins for our Wireless Communications Equipment segment decreased to 24.7% in 2002 from 24.9% in 2001. As noted above, the impact of improved gross profit margins from the increase in sales of higher margin products was offset by competitive pricing and higher inventory costs relating to our other product lines.

      Gross profit margins for our Wireless Engineering and Consulting Services segment decreased to 19.5% in 2002 from 25.6% in 2001 primarily due to decreased sales of higher margin software, and decreased utilization of our engineers for various engineering services projects.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million, or 2.8%, to $58.4 million in 2002 from $56.8 million in 2001 primarily due to higher compensation and commission expenses and an increase in currency exchange losses in 2002, which went from a gain of $0.3 million in 2001 to a loss of $(2.2) million in 2002.

      Selling, general and administrative expenses for our Wireless Communications Equipment segment increased $1.4 million, or 3.0%, in 2002 from 2001 due to higher compensation and commission expense, as well as higher bad debt expense. Special charges associated with restructuring actions were $1.2 million in 2002 and $1.3 million in 2001.

      Selling, general and administrative expenses for our Wireless Engineering and Consulting Services segment decreased $0.4 million, or 9.8%, in 2002 from 2001 due to restructuring actions taken in the second quarter 2002. Special charges associated with restructuring actions were $0.4 million in 2002.

      Research and Development Costs. Research and development costs remained basically unchanged at $26.0 million in 2002 and $26.1 million in 2001. Special charges associated with restructuring were

$0.2 million in 2002. Our research and development costs in 2002 and 2001 related exclusively to our Wireless Communications Equipment segment.

      Net Interest Expenses. Net interest expense decreased $3.2 million, or 31.7%, to $7.0 million in 2002 from $10.2 million in 2001. The decrease in net interest expense is due primarily to lower borrowing levels, as well as lower interest rates. The decrease in debt levels was attributable to the issuance of Convertible Preferred Stock on March 20, 2002, that generated cash proceeds, net of fees and expenses, of $46.8 million which was used to pay down debt, as well as strong cash generation from operating activities. At our current borrowing rates, we estimate annualized interest savings of $2.3 million as a result of using the proceeds from the stock offering to pay down debt.

      Minority Interests. Minority interest expense remained constant at $0.1 million in both 2002 and 2001.

      Special Charges. In 2002, the company incurred pretax charges of $2.9 million, or $0.07 per basic and diluted share after related income tax effect. These costs included charges in connection with headcount reductions at several of its businesses, discontinuation of certain products, particularly relating to our base station and mobile antenna product line, and additional facility costs related to the closing of a manufacturing operation in Nevada. Of the costs, approximately $1.2 million is in cost of sales, $1.5 million is in selling, general and administrative expenses and $0.2 million is in research and development.

      In 2001, the company recognized a pretax restructuring charge of approximately $2.3 million, or $0.05 per basic and diluted share after related income tax effect, with respect to the closing and consolidation of the Company’s U.S. base station subsystems and components manufacturing facility in Nevada into the Bartley manufacturing facility in Massachusetts. Of the cost, approximately $1.0 million is in cost of sales and $1.3 million is in selling, general and administrative expenses.

      Income Taxes. Income tax expense increased by $4.9 million in 2002 to $3.8 million as compared to a tax benefit of $1.1 million in 2001. The effective tax rate decreased to 35.4% in 2002 from 39.0% in 2001. The principal reason for the lower tax rate is due to the change in accounting for goodwill amortization that was almost entirely nondeductible for income tax purposes in 2001.

      Through December 31, 2002, we have recorded a net U.S. deferred tax asset pertaining to the recognition of net operating loss carryforwards, net deductible temporary differences and tax credits in the amount of $40.2 million, down from $41.8 million at December 31, 2001. The tax effects of U.S. income of approximately $21.3 million, partially offset by additional deferred tax assets generated in 2002, caused the decrease of $1.6 million in the deferred tax asset in 2002. These tax losses generally may be carried forward for up to 20 years and expire between the years 2018 and 2021. We have not provided a valuation reserve relating to this asset, as we believe it is more likely than not that we will realize the value of this asset. This determination is based primarily upon our expectation that future U.S. operations will be sufficiently profitable (notwithstanding losses prior to 2002) to utilize the operating loss carryforwards, and various tax, business and other planning strategies available to the company. We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required. The failure to utilize this asset would adversely affect our results of operations and financial position. We provided a valuation allowance of $5,344,000 with respect to net operating losses of certain operations in Europe. See also “Critical Accounting Policies” below and Note 8 of the Notes to Consolidated Financial Statements.

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

      Sales from our Wireless Communications Equipment segment increased $6.0 million, or 1.6%, to $373.5 million in 2001 from $367.5 million in 2000 primarily due to greater demand for repeater and in-

building coverage products and sales of geolocation products, partially offset by a decline in sales of base station subsystems and components and base station and mobile antennas. Sales of repeater and in-building coverage products increased 20.0% in 2001 from 2000 due primarily to increased repeater sales to European carriers. The decrease in sales of base station subsystems and components and base station and mobile antennas products was principally attributable to a decline in base station deployments around the world as well as increased competition which resulted in lower pricing to our customers.

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

      Backlog. Backlog increased $12.1 million, or 10.9%, to $123.4 million at December 31, 2001 from $111.3 million at December 31, 2000. Backlog for our Wireless Communications Equipment segment increased $15.7 million to $122.6 million at December 31, 2001 from $106.9 million at December 31, 2000 principally due to the acquisition of Bartley R.F. Systems, Inc. (“Bartley”) and a significant increase in the backlog for geolocation products. Backlog of all other product lines declined by $41.1 million from year to year. Backlog for our Wireless Engineering and Consulting Services segment decreased $3.5 million to $0.9 million at December 31, 2001 from $4.4 million at December 31, 2000.

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

      Gross profit margins for our Wireless Communications Equipment segment decreased to 24.9% in 2001 from 28.5% in 2000. This decline in gross profit margin is attributable to more competitive pricing and increased sales of lower margin products, including boosters, microwave radios and coverage projects.

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

      Research and Development Costs. Research and development costs increased $0.7 million, or 2.5%, to $26.1 million in 2001 from $25.4 million in 2000. As a percentage of sales, these costs remained relatively constant in 2001 and 2000. Our research and development and product engineering costs in 2000 and 2001 related exclusively to our Wireless Communications Equipment segment.

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

      Income Taxes. Income tax expense decreased $8.6 million to a tax benefit of $1.1 million in 2001 as compared to a tax expense of $7.5 million in 2000. The effective tax rate decreased to 39.0% in 2001 from 41.0% in 2000. The principal reasons for the decrease were due to lower statutory rates at our foreign subsidiaries and an increase in income in lower tax jurisdictions.

      Minority Interests. Minority interest expense remained constant at $0.1 million in both 2001 and 2000.

      Special Charges. With respect to restructuring actions which commenced in 1999, we incurred additional charges and gains in 2000, which resulted in a $35,000 net gain, including the following: (i) a pretax charge of $1.7 million primarily related to termination costs of employees, relocation costs, asset write-offs, and other termination related benefits which were not accruable at the time of the 1999 restructuring; (ii) a non-cash pretax gain of $1.2 million with respect to a pension curtailment gain resulting from the workforce reduction; and (iii) a gain of $0.5 million in the form of an adjustment to the loss accrual for the disposal of a facility sold in January 2001. Of this $35,000 net gain, a $106,000 charge was recorded in cost of sales and a gain of $141,000 was recorded in selling, general and administrative expenses. Please refer to Note 13 of the Notes to Consolidated Financial Statements for additional information regarding special charges in 1999 and 2000.

Impact of New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS No. 143 is effective for the Company beginning January 1, 2003. The Company believes the adoption of SFAS No. 143 will not, at this time, have a material impact on its consolidated financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous standards. The Company implemented SFAS No. 144 on January 1, 2002, as required, and the adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. The Company expects to implement certain cost reductions in 2003 and expects to ultimately incur restructuring costs of approximately $1.0 million to $3.0 in 2003 pursuant to the requirements of this standard.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require the disclosure of product warranties that are excluded from the initial recognition and initial measurement requirements of this Interpretation. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued after December 31, 2002. Information on product warranties is disclosed in Note 6 of the Notes to Consolidated Financial Statements. The Company believes the adoption of FIN 45 will not, at this time, have a material impact on its consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not require companies to account for employees stock options using the fair value method but does require additional footnote disclosures. The Company presents the disclosure requirements of SFAS No. 123 in Note 5 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

      We believe there are three important accounting policies, which significantly impact our results of operations and financial position. The first pertains to the recognition of a deferred tax asset with respect to net operating loss carryforwards in the United States, the second relates to our accounting for slow moving and obsolete inventory, and the third relates to goodwill.

      At December 31, 2002, we had a net operating loss carryforward in the U.S. of approximately $76.3 million (see Note 8 of the Notes to Consolidated Financial Statements) and recorded a deferred tax asset with respect to such net operating loss carryforward, together with net deductible temporary differences and tax credits, in the total amount of $40.2 million. This deferred tax asset decreased $1.6 million from $41.8 million at December 31, 2001, primarily due to $21.3 million of income earned in the U.S. on the strength of our Geolocation products business, partially offset by additional deferred tax assets and tax credits generated in 2002. We have not recorded a valuation reserve with respect to this deferred tax asset because we believe the eventual realization of the asset is more likely than not. This determination is based primarily on our expectation that future U.S. operations will be sufficiently profitable (notwithstanding losses prior to 2002) to utilize the operating loss carryforwards before they expire, and various tax, business and other planning strategies available to us. We consider this a “Critical Accounting Policy” since it is possible that future operating results could generate losses in the U.S. if sales decline, and it is possible that the various tax planning strategies available to us may be insufficient to fully utilize the net operating loss carryforward. If these were the case, we would record a non-cash charge to earnings to provide for a valuation reserve relating to the deferred tax asset.

      Our wireless communications equipment segment is characterized by rapid technological changes, which in turn results in rapid product design changes and new product introductions. These changes result, from time to time, in inventory obsolescence and the requirement for inventory obsolescence reserves. We regularly and routinely examine the need for inventory reserves and consider both quantitative and qualitative factors such as the amount of inventory on hand as compared to historical and projected usage of inventory and an assessment of industry dynamics and customer needs. We believe this accounting estimate is a “Critical Accounting Policy” because changes in reserve provisions can materially affect the amount of our reported net income and require us to exercise a large degree of judgment in assessing the future utilization of inventory, which, at $100.5 million at December 31, 2002 represents 19% of our asset base. In recent years, the telecommunications industry has been in a severe economic downturn resulting in reduced capital expenditures by our OEM and wireless communications carrier customers which has, and may continue to have, the potential to increase the risk of product obsolescence. For example, our inventory significantly increased from $101.6 million at December 31, 2000 to $142.7 million at March 31, 2001. This increase in inventory was attributable to the significant increases planned in production based on preliminary discussions with our customers and their anticipated orders. These customers dramatically changed their outlook from early 2001, forcing us to quickly initiate plans to reduce inventory levels and mitigate the risk of obsolescence. Inventory has since declined from $142.7 million at March 31, 2001 to $100.5 million at December 31, 2002.

      The following is an analysis of the changes in inventory reserves over the past three years (amounts in millions):

	Balance at	Charged to		Balance at
	Beginning of	Cost of	Net	End of
	Year	Sales	Deductions	Year

2002	$17.0	19.3	(2.7)	$33.6
2001	$14.0	10.1	(7.1)	$17.0
2000	$20.7	7.5	(14.2)	$14.0

      As set forth above, the impact on earnings per common share, after related income tax effects, of the amount charged to cost of sales was approximately $0.32, $0.22, and $0.16 in 2002, 2001 and 2000, respectively.

      In 2002, we completed our initial evaluation of goodwill pursuant to the impairment requirements of SFAS No. 142 — Goodwill and Other Intangible Assets. As a result, we determined that there was impairment with respect to a portion of the $32.7 million of goodwill related to the Decibel Products portion of our base station and mobile antennas product line and recorded an impairment charge of $3.4 million as a “Cumulative effect of change in accounting principle”.

      We consider this impairment test for goodwill to be a “Critical Accounting Policy”. In computing the fair value of goodwill, we primarily used a discounted present value of future cash flow technique; however, we also used a market based approach in valuing one of our reporting units because we had valid points for comparison. The discounted cash flow methodology involves the use of two key assumptions: 1) estimated future income and resulting cash flows and 2) an estimated discount rate, both of which are highly subjective and likely to change in the future. The estimated future cash flows rely upon our management’s estimate of future profitability over an extended period of time. The discount rate is based upon externally sourced information. These estimates will likely change in the future and, if such changes are adverse, could impact the recorded value of goodwill on our consolidated balance sheet. Accordingly, we may be required to record a non-cash charge to operations for goodwill impairment in the future, which would adversely affect reported earnings and, consequently, our stockholders’ equity.

      We have allocated goodwill among each of our reporting units, which includes $130.4 million allocated to our wireless communications equipment segment and $8.7 million to our wireless engineering and consulting services segment. Because goodwill is allocated among several reporting units, the sensitivity of changes in assumptions regarding the calculation of the present value of cash flows would be different for each unit. For example, in computing the initial value of our reporting units, the net book value of the aforementioned Decibel Products reporting unit, including goodwill, exceeded the calculated fair value by approximately $0.5 million. This is due to the varying degree of differences between the net asset value, including goodwill, for a reporting unit and its respective fair value as we calculate it. In some cases, the difference between the net asset value and fair value is large, which is not the case for other reporting units. As a result, specific adverse changes in assumptions would not necessarily result in goodwill impairment charges across all reporting units equally. However, if the estimated future cash flows used in our assumptions were reduced by 10%, it would have resulted in an estimated preliminary impairment charge in the range of approximately $7.0 million to $12.0 million for several reporting units. Further, if the assumed discount rate used were to be increased by 1% (independent of the aforementioned change in cash flow), it would have resulted in an estimated preliminary impairment charge in the range of approximately $10.0 to $15.0 million. Such amounts are only preliminary, since upon identifying any possible impairment charge we would then be required to perform a second step to determine the fair value of all assets and liabilities of the applicable reporting units in order to determine the actual impairment charge, if any. If the cash flow and discount rate were to favorably change, there would be no resulting impairment charge. We are primarily an infrastructure equipment provider to the wireless telecommunications industry, which has recently experienced a severe economic downturn. The failure of this industry to rebound and/or our failure to maintain or improve sales and operating results could result in future goodwill impairment charges.

      While any negative impact of these Critical Accounting Policies would generally result in non-cash charges to earnings, the severity of any charge and its impact on stockholders’ equity could adversely affect our borrowing agreements, cost of capital and ability to raise external capital. Our senior management has reviewed these Critical Accounting Policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosure in this management discussion and analysis.

Quarterly Results of Operations

      The following are our unaudited quarterly consolidated statements of operations for 2001 and 2002. We have prepared this unaudited information on a basis consistent with the audited consolidated financial statements and have included all adjustments, consisting only of normal recurring adjustments, that we considered necessary for a fair presentation of our financial position and operating results for the quarters presented. You should read this quarterly financial data in conjunction with the historical Condensed Consolidated Financial Statements and the related notes thereto included in our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. In 2002, we changed our accounting for goodwill and, in both 2001 and 2002, incurred restructuring charges that impacted the comparability of quarterly financial results. Please refer to Notes 1 and 13 of the Notes to Consolidated Financial Statements for additional information regarding these items.

	Three Months Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2001	2001	2001	2001	2002	2002	2002	2002

	(in thousands)
Sales	$108,543	$105,094	$91,319	$89,645	$89,869	$91,850	$106,954	$128,302
Cost of sales	78,639	77,983	69,877	69,843	68,702	69,803	81,145	95,241

Gross profit	29,904	27,111	21,442	19,802	21,167	22,047	25,809	33,061
Operating expenses:
Selling, general and administrative expenses	14,365	13,988	13,864	14,559	13,154	14,819	13,880	16,533
Research and development costs	6,900	7,170	5,908	6,108	6,609	6,483	6,413	6,526
Amortization of goodwill	1,980	1,987	1,968	1,966	—	—	—	—

Operating income (loss)	6,659	3,966	(298)	(2,831)	1,404	745	5,516	10,002
Net interest expense	2,595	2,510	2,375	2,767	2,366	1,773	1,595	1,267

Income (loss) before taxes and minority interest	4,064	1,456	(2,673)	(5,598)	(962)	(1,028)	3,921	8,735
(Provision for) benefit from income taxes	(1,585)	(565)	1,040	2,183	340	357	(1,373)	(3,097)
Minority interest	(42)	(45)	(29)	(29)	(20)	9	(48)	(42)

Income (loss) from continuing operations	2,437	846	(1,662)	(3,444)	(642)	(662)	2,500	5,596
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(3,397)

Net income (loss)	$2,437	$846	$(1,662)	$(3,444)	$(642)	$(662)	$2,500	$2,199

Liquidity and Capital Resources

      As set forth in the Condensed Consolidated Statements of Cash Flows, Operating Activities generated $70.5 million of cash for the full year ended December 31, 2002, as compared to $0.5 million of cash used for the year 2001 period. This improvement of cash generation is due primarily to a reduction of inventory and an increase in payables. From March 31, 2001, when our inventory was at its highest level in many years, to December 31, 2002, our consolidated inventory decreased $42.2 million to $100.5 million. Cash increased from $16.4 million at December 31, 2001 to $48.4 million at December 31, 2002 due to strong cash generation from our Operating Activities during 2002. Net debt (defined as total debt less cash) declined from $137.5 million at December 31, 2001 to $28.9 million at December 31, 2002, thus resulting in an improvement of $108.6 million for the full year 2002. Net debt increased $8.6 million from $128.9 million at December 31, 2000 to $137.5 million at December 31, 2001.

      We used $8.6 million of cash in Investing Activities for the full year 2002, due principally to the use of $6.8 million for capital expenditures. For the full year of 2001, $13.1 million was used in Investing Activities, including $10.0 million for capital expenditures.

      Cash used by Financing Activities for the year ended December 31, 2002 was $32.9 million. On March 20, 2002, we issued $50.0 million of Convertible Preferred Stock, which generated $46.8 million of cash after deduction of certain fees and expenses (see Note 4 of the Notes to Consolidated Financial Statements for additional information). Cash proceeds from this offering, as well as cash generated by Operating Activities, were used to repay borrowings of $49.5 million in the first quarter 2002 and an additional $29.3 million over the last three quarters of 2002. Cash used by Financing Activities for the year ended December 31, 2001 was $2.3 million and resulted primarily from the repayment of borrowings partially offset by the proceeds from a sale and leaseback transaction.

      At December 31, 2002, we had total lines of credit of $118.0 million (see the table below), and available unused worldwide lines of credit of $103.5 million, as compared with $71.4 million of available unused lines of credit at December 31, 2001. Of the $103.5 million unused lines at December 31, 2002, approximately $36.4 million are with various European banks and expire in 2003. It is our intention to renew these credit lines in 2003 for an additional one-year term. In March 2002, we permanently reduced our domestic revolving credit agreement commitment from $105.0 million to $76.9 million. This agreement expires on December 31, 2003. It is our intention to replace this agreement with a similar agreement prior to expiration. We believe the financial covenants required under this agreement will be achieved under the current market conditions. (See Note 2 of the Notes to Consolidated Financial Statements).

      The Company’s cash balance increased $32.1 million to $48.4 million at December 31, 2002. This cash will assist the Company with its continued goal of accelerating growth of our product lines through strategic acquisitions and internal development, as well as to fund additional investment in working capital, as needed, to accelerate future sales growth. In addition, in the first quarter of 2003, we collected approximately $16.0 million of the “Recoverable Income Taxes” set forth in the current asset portion of our Consolidated Balance Sheets.

	Amount of Commitment Expiration per Period (amounts in thousands)

	Total Amounts	Less Than	One to Three	Four to Five	After Five
Other Commercial Commitments (A)	Committed	One Year	Years	Years	Years

Lines of Credit	$118,000	$118,000	$—	$—	$—
Standby Letters of Credit (B)	—	—	—	—	—

Total Commercial Commitments	$118,000	$118,000	$—	$—	$—

(A)	We have no guarantees, standby repurchase obligations or other commercial commitments at December 31, 2002.

(B)	Up to $25.0 million of standby letters of credit availability is included in the lines of credit commitment.

     The following is a summary of the timing of principal payments due for various contractual obligations at December 31, 2002 including long-term debt and capital lease obligations, as well as payments on operating leases.

	Payments Due by Period (amounts in thousands)

		Less Than	One to	Four to	After
Contractual Obligations (A)	Total	One Year	Three Years	Five Years	Five Years

Long-Term Debt	$71,961	$12,405	$17,717	$27,017	$14,822
Capital Lease Obligations	5,400	872	1,520	1,418	1,590
Operating Leases	34,270	7,785	11,200	7,095	8,190

Total Contractual Cash Obligations	$111,631	$21,062	$30,437	$35,530	$24,602

(A)	We have no unconditional purchase obligations or other long-term obligations at December 31, 2002.

     The strong Euro currency in 2002 relative to the U.S. dollar has positively impacted the translated value of our European subsidiaries, whose assets and liabilities are denominated principally in Euros. The foreign currency translation loss adjustment, a portion of our “Accumulated Other Comprehensive Loss”, declined $22.6 million to $5.5 million at December 31, 2002 from $28.1 million at December 31, 2001. This increase in the translated value of our net foreign asset position is the principal reason for the increase in Stockholders’ Equity at December 31, 2002 as compared with December 31, 2001.

      We have non-contributory pension plans covering the majority of our full-time U.S. employees. At December 31, 2001, we recorded a minimum pension liability of $4.9 million. Principally as a result of the decline in market value of our pension plan assets during 2002, we recorded an additional $8.1 million of minimum pension liability at December 31, 2002. We estimate our 2003 pension expense will increase approximately $1.5 million as compared with 2002. We also recorded an additional $4.9 million charge to Stockholders’ Equity, as a component of “Accumulated Other Comprehensive Loss”, at December 31, 2002. This charge represents the after tax impact of the additional minimum pension liability recorded at December 31, 2002.

Contingency

      On December 11, 2001, a lawsuit was filed against the Company in the United States District Court for the District of Delaware by a competitor, True Position, Inc., and its subsidiary, KSI, Inc. In their original complaint, the plaintiffs alleged that the Company, through its Grayson Wireless Division, infringed three patents in connection with the Company’s GEOMETRIX wireless geolocation business. On July 16, 2002, the plaintiffs amended their complaint to include four additional patents in the lawsuit. In the Company’s answer to the original complaint, filed on January 18, 2002, and to the amended complaint, filed July 30, 2002, it has denied all of the plaintiffs’ allegations and has asserted counterclaims against the plaintiffs for infringement of one of the Company’s patents and for tortious interference with the Company’s business relationships. The Company believes that it has meritorious defenses against the claims asserted by the plaintiffs, and intends to vigorously defend the lawsuit. However, the Company cannot give assurance that it will ultimately prevail in this action. Whether the Company ultimately wins or loses, litigation could be time-consuming and costly and injure its reputation. If the plaintiffs prevail in this action, the Company may be required to negotiate royalty or license agreements with respect to the patents at issue and may not be able to enter into such agreements on acceptable terms. Any limitation on the Company’s ability to provide a service or product could cause it to lose revenue-generating opportunities and require it to incur additional expenses. The Company may also be required to indemnify customers for any expenses or liabilities resulting from the claimed infringements. These potential costs and expenses, as well as the need to pay any damages awarded in favor of the plaintiffs, could adversely affect the Company’s business, financial position, results of operations or cash flow.

Quantitative and Qualitative Disclosures about Market Risk

      Our primary market risk exposure relating to derivatives results from the use of foreign currency forward contracts to offset the impact of currency rates against accounts receivable. There were no open contracts related to accounts receivable as of December 31, 2002. We entered into several foreign currency forward contracts in 2002 to offset the impact of currency rate changes with regard to certain intercompany payable obligations which were still open at December 31, 2002. We do not enter into derivative instrument transactions for trading or speculative purposes.

      Our on-balance sheet instruments that are subject to interest rate fluctuations are various components of long-term debt. We believe the risks are minimal. As of December 31, 2002, 80% of our long-term debt is fixed rate debt and not subject to interest rate fluctuation. The variable rate debt is primarily made up of our domestic revolving credit facility and industrial revenue bonds. The domestic revolving credit debt interest is determined on a LIBOR or prime rate basis, at our option. The industrial development bonds carry interest rates that are established based on the low yield, tax-free bond market.

      The tables below provide information about our derivative transactions and other financial instruments that are sensitive to changes in exchange and interest rates. For derivative instruments, the table presents December 31, 2002 and December 31, 2003 contract amounts and related average contractual exchange rates by expected maturity date. For debt obligations at December 31, 2002, the table presents principal payments and related weighted average interest rates by expected maturity dates.

	Contract Value		Fair Value
	at Dates Maturing		at Dates Maturing in

Anticipated Transactions and Related Derivatives	2002	2003	2002	2003
(U.S. $ equivalent in thousands)
Canadian Dollar Functional Currency (CAD)
Foreign Exchange Agreements:
Receive U.S. dollars/ Pay Canadian dollars
Contract Amount	$325.4	$290.6	$324.5	$292.0
Avg. Contractual Exchange Rate	1.5862	1.5798	1.5917	1.5723
Euro Functional Currency (EURO)
Foreign Exchange Agreements:
Receive Euros/ Pay U.S. dollars
Contract Amount	$2,004.2	$13,710.8	$2,047.9	$13,860.0
Avg. Contractual Exchange Rate	0.8714	1.0387	0.8904	1.0487

	Expected Maturity Date
								Fair
Debt Obligations	2003	2004	2005	2006	2007	Thereafter	Total	Value
(U.S. $ equivalent in thousands)
Long Term Debt:
Fixed Rate (US)	$10,944	$8,020	$7,980	$7,975	$16,982	$158	$52,059	$52,059
Avg. interest rate	6.7%	6.7%	6.7%	6.7%	6.7%	5.7%	6.7%	6.7%
Fixed Rate (EURO)	$1,885	$1,588	$1,462	$1,516	$1,405	$2,202	$10,059	$10,059
Avg. interest rate	6.1%	5.4%	4.0%	4.0%	4.3%	4.6%	4.8%	4.8%
Variable Rate (US)	$418	—	—	—	—	$11,900	$12,318	$12,318
Avg. interest rate	5.0%	—	—	—	—	1.4%	1.5%	1.5%
Variable Rate (EURO)	30	—	188	239	317	2,152	$2,925	$2,925
Avg. interest rate	4.5%	—	.7%	.6%	.8%	.8%	.8%	.8%

      During fiscal year 2001, the Company had several forward exchange contracts relating to foreign exchange. The contracts were not material to the Company. There were no material changes between 2001 and 2002 in market risk exposures.

Subsequent Event

      On February 18, 2003, Andrew Corporation (Andrew) and the Company announced the signing of a definitive agreement under which Andrew will acquire the Company in a stock-for-stock transaction. Under the terms of the agreement, which has been unanimously approved by the Board of Directors of both companies, the Company’s shareholders will receive 1.775 shares of newly-issued Andrew stock for each share of the Company that they own. Completion of the transaction, which is expected to occur in the first half of 2003, is subject to approval of shareholders of both companies, expiration of the applicable waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this Item is submitted herein on pages 27 to 28 in this Annual Report on Form 10-K.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company’s financial statements, together with notes and the report of Deloitte & Touche LLP, independent accountants, are listed in Item 15(a) and included herein beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information required by this Item relating to the Company’s executive officers is included on page 12 hereof under “EXECUTIVE OFFICERS OF THE REGISTRANT”, and on pages 43 to 46 hereof under “EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT — Employment, Termination of Employment and Change of Control Arrangements”, and is incorporated herein by reference.

      The members of the Board of Directors are elected at the Company’s annual meeting of shareholders to hold office until the next annual meeting and until their successors have been elected and qualified.

Information Regarding Directors

Name, Age and Date	Principal Occupation, Business Experience
First Became a Director	and Other Directorships

Sheldon I. Ausman (69) February 20, 2002	Founding partner, Cambridge Capital Partners LLP, a private equity firm with offices in Los Angeles, Chicago and New York, since December 2000. Mr. Ausman was Managing Director — Western Region of Valuation Research, Inc. from July 2000 until December 2001. Mr. Ausman was Vice Chairman of Compensation Resource Group, Inc. (CRG), a national executive compensation and benefits consulting firm from January 1998 until June 2000. Prior to joining CRG, Mr. Ausman served as Senior Vice President and Director with the international financial printing firm of Bowne of Los Angeles from November 1996 until January 1998. He also served with Arthur Andersen & Co. for 34 years and was Managing Partner of the firm’s practice in Southern California, Honolulu and Las Vegas before his retirement. Mr. Ausman is also a director of Superior Industries International, Inc.

Name, Age and Date	Principal Occupation, Business Experience
First Became a Director	and Other Directorships

Philip Wm. Colburn (74) April 29, 1975	Chairman of the Board, Allen Telecom Inc., since December 6, 1988 and a consultant to the Company since December 31, 1991. Mr. Colburn was also our Chief Executive Officer from March 1988 to February 1991 and President from March 1988 to December 1989. He had been our Executive Vice President from February 1976 to June 1981 and thereafter until March 1988 was a consultant to the Company. Mr. Colburn is also a director of Superior Industries International, Inc. and TransPro, Inc.
J. Chisholm Lyons (75) October 27, 1969	Vice Chairman of the Board, Allen Telecom Inc., since September 1979. He has been counsel with the law firm Gowling Lafleur Henderson LLP, barristers and solicitors, Toronto, Canada, since September 2001 when that firm merged with the Smith Lyons law firm, Toronto. Mr. Lyons was a partner of Smith Lyons for 31 years until May 1993 and counsel from that date to September 2001. As Vice Chairman, he was an employee of the Company from September 1979 to September 1989, and is presently a consultant to the Company.
Robert G. Paul (61) March 6, 1990	President, Allen Telecom Inc., since December 1989 and Chief Executive Officer of the Company since February 1991. Mr. Paul was Chief Operating Officer of the Company from December 1989 to February 1991, Senior Vice President-Finance from April 1987 to December 1989, Vice President-Finance from January 1987 to April 1987 and a Vice President from 1974 to January 1987. He was also President of the Antenna Specialists Company division of the Company from 1978 to June 1990. Mr. Paul also is a Director of Rogers Corporation.
Dr. Martyn F. Roetter (58) July 1, 1998	Vice President, Communications and Information Technology, Arthur D. Little, Inc., a consulting firm, Boston, Massachusetts, since February 1996, and Vice President, Communications and Information Technologies, Decision Resources, a consulting firm, Waltham, Massachusetts, from April 1992 to February 1996.

Name, Age and Date	Principal Occupation, Business Experience
First Became a Director	and Other Directorships

Gary B. Smith (44) February 16, 1999	President and founder of ColorID, LLC, a value added integrator of security access products, since June 1999. Director and founder of Work Software Systems, LLC, a network software designer, since October 1999. Management Consultant, Cornelius, North Carolina, since December 1998. Mr. Smith has been on the Advisory Board of Contec Innovations Inc., a wireless information technology company, Vancouver, B.C. Canada since April 2001. Mr. Smith was a Director and the President of Glenayre Technologies, Inc., a manufacturer of paging products and systems, Charlotte, North Carolina, from June 1996 to December 1998, Chief Executive Officer of Glenayre from January 1997 to December 1998, Executive Vice President and General Manager, of Glenayre’s Wireless Messaging Group from September 1994 to June 1996, and various management positions, including Chief Technology Officer, with Glenayre from 1983 to September 1994.
Kathleen M. H. Wallman (45) December 6, 2000	Visiting Research Professor, Georgetown University Graduate School of Arts and Sciences, Communication, Culture and Technology. Ms. Wallman is also a member of Wallman Consulting LLC, a provider of strategic advice in the areas of video, voice and data communications and information technology. Ms. Wallman is a director of Micromuse, Inc., a publicly traded network reliability software company. Ms. Wallman has also served in a number of governmental positions relating to telecommunications and technology matters, including senior staff positions at the Federal Communications Commission.

Information Regarding Board of Directors

      The business and affairs of the Company are managed under the direction of its Board of Directors, whose members are elected annually by the stockholders. During 2002, the Board of Directors of the Company had Audit, Management Compensation and Nominating Committees. Currently, Messrs. Ausman and Roetter and Ms. Wallman are the members of the Management Compensation Committee; Messrs. Lyons and Colburn are the members of the Nominating Committee; and Messrs. Ausman, Lyons and Smith are the members of the Audit Committee.

      The Audit Committee appoints the independent auditors and reviews the degree of their independence from the Company; approves the scope of the audit engagement, including the cost of the audit; reviews any non-audit services rendered by the auditors and the fees therefor; reviews with the auditors and management the Company’s policies and procedures with respect to internal accounting and financial controls and, upon completion of an audit, the results of the audit engagement; reviews internal accounting and auditing procedures with the Company’s financial staff and the extent to which recommendations made by the internal audit staff or by the independent auditors have been implemented; and issues the Audit Committee Report required to be included in the Company’s proxy statement by the rules of the Securities and Exchange Commission.

      The Management Compensation Committee recommends to the Board salaries and incentive compensation awards for officers of the Company and its subsidiaries; reviews and approves guidelines for the administration of incentive compensation programs for other management employees; makes recommendations to the Board with respect to major compensation programs; administers the Company’s Amended and Restated 1992 Stock Plan (the “1992 Stock Plan”) and grants stock options and restricted shares of the Company’s Common Stock under the 1992 Stock Plan; and issues the Report on Executive Compensation required to be included in the Company’s proxy statement by the rules of the Securities and Exchange Commission.

      The Nominating Committee selects and recommends to the Board nominees for election as directors and considers the performance of incumbent directors in determining whether to recommend them for nomination for re-election.

      During 2002, the Board of Directors of the Company held nine meetings, the Audit Committee held eight meetings, the Management Compensation Committee held three meetings and the Nominating Committee held one meeting.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file initial reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the “Commission”). Such executive officers, directors and greater than ten-percent stockholders also are required by regulations promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file with the Commission.

      To the Company’s knowledge, based solely upon a review of copies of the forms, or written representations that no such forms were required, during the fiscal year ended December 31, 2002, its executive officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11 — EXECUTIVE COMPENSATION

Compensation of Directors

      Each director of the Company (other than Messrs. Colburn and Lyons, who are consultants to the Company, and Mr. Paul, who is an employee of the Company) is paid $15,000 per year for his or her services as a director, $1,000 for each meeting of the Board of Directors attended in person and $500 for each meeting attended by telephone. The Chairman of the Audit Committee, Mr. Ausman, is paid $5,000 per year and each other member of the Audit Committee (other than Mr. Lyons) is paid $3,000 per year. The Chairman of the Management Compensation Committee, Mr. Roetter, is paid $5,000 per year and each other member of the Management Compensation Committee is paid $3,000 per year. Each member of the Nominating Committee (other than Messrs. Colburn and Lyons) is paid $1,000 per year, for his or her services as such member. Each Committee member (other than Messrs. Colburn and Lyons) is paid $500 for each meeting of a Committee attended by telephone or in person if in conjunction with a Board meeting, and $1,000 for each Committee meeting attended in person which is not in conjunction with a Board meeting. Each director and Committee member is reimbursed for travel and related expenses incurred in attending meetings.

      The stockholders approved the Amended and Restated Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan (the “Directors Option Plan”) at the Company’s 2001 Annual Meeting of Stockholders. The Directors Option Plan provides that each year, on the first Friday following the Company’s Annual Meeting of Stockholders, each individual elected, re-elected or continuing as a director (except for a director serving as Chairman or Vice Chairman) who is not a current employee of the Company automatically receives a nonqualified stock option to purchase 3,000 shares of Common Stock. Under the Directors Option Plan, each new Non-Employee Director automatically receives an option to purchase 4,000 shares of Common Stock on the date such new director joins the Board of Directors. The Directors Option Plan also permits discretionary grants to directors who are not receiving such automatic awards. On May 3, 2002, Messrs. Ausman, Roetter and Smith and Ms. Wallman each received a formula non-qualified stock option to purchase 3,000 shares of Common Stock of the Company at an exercise price of $6.50 per share. On April 25, 2002, Mr. Colburn and Mr. Lyons received discretionary non-qualified stock options to purchase 50,000 and 12,500 shares, respectively, of Common Stock of the Company at an exercise price of $6.10 per share. Each of the foregoing options expires 10 years from date of grant and is exercisable 50 percent after two years from date of grant, 75 percent after three years from date of grant and 100 percent after four years from date of grant. Also, each of the foregoing options becomes immediately exercisable upon the death of the optionholder prior to the expiration of such option or upon the cessation of such optionholder’s service as a director of the Company six months or more after the date of grant and prior to the expiration of such option.

      The Company maintains a Matching Gift Program for the benefit of the directors of the Company. Pursuant to the Matching Gift Program, in 2002 the Company matched gifts to charitable organizations made by the directors in amounts up to $2,500 for each director.

      Mr. Colburn was employed as Chief Executive Officer of the Company until February 26, 1991, and as Chairman of the Board of the Company until December 31, 1991, pursuant to an employment agreement that was entered into in 1988. On December 31, 1991, Mr. Colburn elected to terminate his status as an employee of the Company (although he continues as Chairman of the Board of the Company) and to provide post-employment consulting services to the Company pursuant to his consulting agreement described below. Mr. Colburn’s employment agreement provides that the Company will continue to provide Mr. Colburn and his spouse medical and hospitalization benefits for their lives at least equal to the benefits they were entitled to while he was an employee of the Company and will provide life insurance coverage on Mr. Colburn for his life in an amount approximately equal to five times his 1991 salary, which is approximately the amount of life insurance that the Company provided to Mr. Colburn while he was an employee of the Company and approximately the same level of life insurance that the Company provides to all its officers and key employees. The Company is fulfilling its obligations to provide such life insurance benefits to Mr. Colburn primarily through a Split Dollar Insurance Agreement between the Company and Mr. Colburn.

      Mr. Colburn’s employment agreement provides for mandatory arbitration of all disputes relating to his employment agreement, his post-employment consulting agreement described below or his supplemental pension benefit agreement described on page 43 hereof and requires the Company to pay all reasonable legal expenses incurred by Mr. Colburn in connection with resolution of disputes under the agreements.

      Pursuant to an agreement entered into in 1976, and subsequently amended, Mr. Colburn provided post-employment consulting services to the Company for several years prior to March 9, 1988, when he became President and Chief Executive Officer of the Company, and has provided and will continue to provide post-employment consulting services to the Company for an additional period that commenced upon termination of his employment, which was December 31, 1991, through December 31, 1998 and continuing thereafter for successive periods of 12 months each, unless either the Company or Mr. Colburn gives at least three months notice to the contrary. No such notice was given by either party in 2002. The agreement provides for the payment by the Company to Mr. Colburn annually, during the consulting period, in an amount which was $248,605 in 1991, increased each June 30 during the consulting period for increases in the consumer price index. During 2002, the Company paid Mr. Colburn $326,754.71 in consulting fees and furnished him an automobile at the Company’s expense. In addition, during the consulting period, the Company provides Mr. Colburn with furnished office space and support services while he is performing consulting services. During the consulting period, Mr. Colburn is required to provide consulting services to the Company for up to 34 percent of his time each year, except when he is engaged in governmental service or charitable work, during which periods consulting services and compensation will be suspended, and he has agreed not to engage in or be employed by any business in competition with the Company during the term of his agreement. If the Company breaches any material provision of the consulting agreement and such breach continues for at least 30 days after notice to the Company, all benefits under the consulting agreement become nonforfeitable, and the Company will pay Mr. Colburn an amount equal to the present value of all remaining consulting compensation for the remaining consulting period.

      Pursuant to an agreement entered into in September 1989, as amended in 1990, Mr. Lyons provides post-employment consulting services to the Company for the period that commenced upon termination of his employment, which was September 30, 1989, through September 30, 1992 and continuing thereafter for successive periods of 12 months each, unless either the Company or Mr. Lyons gives at least three months notice to the contrary. No such notice was given by either party in 2002. The agreement provides for the payment by the Company to Mr. Lyons annually, during the consulting period, of $25,000. In addition, during the consulting period, the Company includes Mr. Lyons in the Company’s life, medical and hospitalization and disability insurance benefit plans and furnishes him an automobile at the Company’s expense. During the consulting period, Mr. Lyons is required to furnish consulting services to the Company for up to 10 percent of his time each year, and he has agreed not to engage in or be employed by any business in competition with the Company during the term of his agreement.

      The Company also has entered into supplemental pension benefits agreements and “Change in Control” agreements with Messrs. Colburn and Lyons. For a description of the terms of these agreements, see “EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT — Retirement Plans — Other Supplemental Pension Benefits Agreements” and “EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT — Employment, Termination of Employment and Change in Control Arrangements” on pages 43 to 46 hereof.

      For additional information with respect to the directors of the Company, see “EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT — Transactions with Executive Officers and Directors” and “STOCK OWNERSHIP — Directors and Officers” on pages 47 to 49 hereof.

EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT

Compensation Committee Report on Executive Compensation

      Pursuant to the proxy rules promulgated by the Securities and Exchange Commission designed to enhance disclosure of corporations’ policies toward executive compensation, Messrs. Roetter (Chair) and Ausman and Ms. Wallman, as members of the Management Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”), submit the following report outlining the Company’s compensation plans and policies as they pertain to Robert G. Paul, President and Chief Executive Officer of the Company, and the other executive officers of the Company:

      The Compensation Committee regards stock ownership by the Company’s executive officers, encouraged by equity-based compensation plans, as an effective way to align the interests of the executive officers with those of the stockholders of the Company. Accordingly, the Compensation Committee does not plan to pay above-average base salaries to its executive officers. The Committee does expect to utilize performance-oriented and equity-based compensation to reward performance.

      The Compensation Committee considers that equity-based compensation, combined with performance-based incentive pay, will have a long-term impact on improving the Company’s financial results and increasing its stockholder value.

Measuring Performance

      The evaluation of the performance of the key executive officer group, and the Chief Executive Officer in particular, is primarily based on measurable criteria and, to a lesser extent, certain qualitative criteria. The measurable criteria include both the total return to stockholders, determined by changes in the stock price and the financial performance of the business, determined by sales growth, the amount of earnings per share, the return on equity and the rate of increase in earnings per share.

      Because of the nature of many of the Company’s businesses and the desire to focus on long-term objectives, these criteria are measured over one-year, three-year, five-year and longer periods. When evaluating performance with regard to an increase in base salary, the Compensation Committee assigns more weight to longer-term results, i.e., three and five-year comparisons, than to the results of a single year. It also considers comparisons of salaries for similar positions in companies of comparable size, as well as changes in the cost of living. When determining an annual incentive bonus, the Compensation Committee places full weight on the performance of the year just completed.

      The Company reported a profit of $.03 per share in 2002 as compared to a loss of $.06 per share in 2001. The stock price increased from $8.50 at year-end 2001 to $9.47 at year-end 2002. This increase was during a difficult period in the stock market, especially for technology and telecommunications stocks.

      The qualitative criteria utilized by the Board and Compensation Committee in evaluating the performance of the Company, the Chief Executive Officer and all other key executives of the Company, include but are not necessarily limited to:

(i)	the success of the Company in implementing and achieving its corporate strategic goals and the strategic goals of its individual businesses;

(ii)	the success in the development of management depth;

(iii)	the development and maintenance of timely communication and credibility with its stockholders, financial analysts and other outside audiences; and

(iv)	other items specific to each individual or to a particular business objective.

      The corporate executives are paid annual incentive bonuses commensurate with the Compensation Committee’s evaluation of the Company’s performance as described above. 75% of the 2002 maximum incentive bonus for the corporate executives was based on the Company’s 2002 earnings per share. The remaining 25% was based on certain qualitative criteria, including a successful equity financing, a successful integration of the Bartley acquisition, the stock price and other qualitative criteria. A small portion of the quantitative bonus, but a sizeable portion of the qualitative bonus, was achieved. The corporate executives’ annual bonuses averaged 27.5% of their maximum.

      The annual performance bonuses for most of the senior managers who are responsible for specific operating businesses and subsidiaries within the Company are based primarily on the annual operating profits of their individual businesses as measured against their profit plans. Some non-financial objectives, mutually established by those executives and the Company’s corporate officers at the beginning of each year, are also evaluated.

Basis for Chief Executive Officer’s Compensation

      Mr. Paul received a salary increase of $17,000 (a 3.4% increase) on January 1, 2002, which was based on the objective and subjective criteria discussed above, peer comparisons and cost of living factors.

      Mr. Paul was paid a performance bonus of $114,000 for 2002 equal to 22.1% of his salary. His employment agreement states that his performance bonus can range from 0% to 80% of base salary. 75% of his maximum bonus was to be based on earnings per share targets which were partially met, and the remaining 25% of maximum was based on previously described qualitative criteria.

      In April 2002, Mr. Paul was granted a non-qualified option for 49,700 shares at $6.10 per share, the market price on the date of grant, and an incentive stock option for 16,300 shares at the same $6.10 per share.

Compliance with Section 162(m) of the Internal Revenue Code

      Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to a public corporation for compensation over $1 million paid to the corporation’s chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the cap if certain requirements are met. The Compensation Committee and the Board of Directors intend to structure the compensation of its executive officers in a manner that should ensure that the Company does not lose any tax deductions because of the $1 million compensation limit in the foreseeable future.

      The Company’s salaries for its highest paid executives will be set, based on independent studies, at levels approximating the average for companies of comparable size in similar industries and, when added to annual bonus targets, are not expected to approach $1 million in the foreseeable future. The Company has been an early proponent of using more equity-based and performance-based compensation, which can often be designed to ensure that tax deductibility is not compromised.

      The Company’s Board of Directors amended the 1992 Stock Plan incorporating maximum limitations on individual annual stock option and restricted stock grants so as to meet the requirements of Section 162(m). They also amended the 1992 Stock Plan to identify the performance measures to be used if the Compensation Committee decides to use performance-based vesting restricted stock in the future to meet the requirements of Section 162(m). These amendments were approved by the Company’s stockholders at the Company’s 1995 Annual Meeting.

      The incentive restricted stock grants made by the Company in 1993 and thereafter contain both time-based vesting and provisions for performance-based acceleration, and therefore are subject to the $1 million cap. These restricted stock grants, however, include provisions to ensure that the amount vested in any one year will not place the individual’s earnings over the $1 million cap. Thus, no tax deduction will be lost to the Company as a result of these restricted stock grants.

Respectfully submitted,

Martyn F. Roetter, Chair
Sheldon I. Ausman
Kathleen M. H. Wallman

Annual and Long-Term Compensation

      The following table sets forth the annual and long-term compensation paid or accrued by the Company and its subsidiaries to those persons who were the Chief Executive Officer and the other four most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”), for services rendered by them in all capacities in which they served the Company and its subsidiaries during 2000, 2001 and 2002.

SUMMARY COMPENSATION TABLE

						Long-Term Compensation

			Annual Compensation				Securities
						Restricted	Underlying
Name and				Other Annual		Stock	Options/	All Other
Principal Position	Year	Salary($)	Bonus($)	Compensation($)		Awards(#)(b)	SAR(#)	Compensation($)(d)

Robert G. Paul	2002	517,000	114,000	(a	)	–0–	66,000	1,778
President and Chief	2001	500,000	20,000	(a	)	–0–	50,000	28,571
Executive Officer	2000	467,000	234,000	(a	)	–0–	50,000	28,733
Robert A. Youdelman	2002	321,000	53,000	(a	)	–0–	40,000	1,694
Executive Vice	2001	310,000	9,300	(a	)	–0–	30,000	22,694
President and	2000	291,000	109,000	(a	)	–0–	30,000	22,789
Chief Financial Officer
Peter G. deVilliers	2002	181,000	20,000	(a	)	–0–	25,000	1,721
Vice President	2001	175,000	3,500	(a	)	–0–	20,000	16,517
	2000	165,000	41,000	(a	)	–0–	20,000	16,553
James L. LePorte, III	2002	219,000	30,000	(a	)	–0–	25,000	2,117
Vice President -	2001	212,000	5,300	(a	)	–0–	20,000	14,421
Finance	2000	200,000	63,000	(a	)	–0–	20,000	9,617
Roger L. Schroeder	2002	152,000	12,500	(a	)	–0–	8,000	3,320
Treasurer	2001	147,000	2,200	(a	)	–0–	6,000	2,611
	2000	140,000	26,000	(a	)	15,000(c )	7,000	2,107

(a)	Aggregate amount of such compensation is less than the lesser of $50,000 or 10 percent of the total annual salary and bonus reported for such Named Executive Officer under “Salary” and “Bonus” for such fiscal year.

(b)	At December 31, 2002, the Named Executive Officers held 30,000 restricted shares of the Company’s Common Stock in the aggregate, which are subject to forfeiture under certain circumstances for periods up to 10 years with an aggregate value (calculated by multiplying the number of restricted shares held by $9.47, the closing market price of the Company’s Common Stock on December 31, 2002) of $284,100 as follows: Mr. deVilliers (15,000 shares with a value of $142,050) and Mr. Schroeder (15,000 shares with a value of $142,050). Dividends are paid on restricted shares of the Company’s Common Stock at the same rate as paid on other outstanding shares of the Company’s Common Stock. No dividends were paid on the Company’s Common Stock in 2000, 2001 and 2002.

(c)	These restricted shares of the Company’s Common Stock were awarded under the 1992 Stock Plan, and will vest 25 percent on February 23 in each of the years 2007, 2008, 2009 and 2010, unless accelerated vesting is achieved. Accelerated vesting based on achieving certain stock price and earnings per share targets cannot begin until the year 2002, and such shares will then vest only when the following targets have been reached:

90-Day Average		Three-Year
Stock Price		Average Earnings Per Share

Vesting Percent	Vesting Target	Vesting Percent	Vesting Target

12 1/2%	$29.00	12 1/2%	$1.03
12 1/2	32.00	12 1/2	1.15
12 1/2	35.50	12 1/2	1.27
12 1/2	39.00	12 1/2	1.40

(d)	All Other Compensation includes $1,661 for Mr. Paul, $1,577 for Mr. Youdelman, $1,604 for Mr. deVilliers, $2,000 for Mr. LePorte and $1,542 for Mr. Schroeder made as matching contributions under the Company’s Employee Before-Tax Savings Plan for 2002, $1,700 made as matching contributions for each of the Named Executive Officers under the Company’s Employee Before-Tax Savings Plan for 2001, and $1,700 made as matching Company contributions for Messrs. Paul, Youdelman, deVilliers and LePorte and $1,473 made as a matching contribution for Mr. Schroeder under the Company’s Employee Before-Tax Savings Plan for 2000. In addition, All Other Compensation includes (i) insurance premiums in the following amounts paid by the Company with respect to term life insurance for the benefit of each of the Named Executive Officers during each of 2002, 2001 and 2000, respectively, as applicable: Mr. Paul ($117, $62 and $51), Mr. Youdelman ($117, $62 and $51), Mr. deVilliers ($117, $62 and $51), Mr. LePorte ($117, $62 and $51), and Mr. Schroeder ($1,778, $911 and $714), and (ii) the following amounts equal to the net dollar value of the remainder of the premiums paid by the Company in connection with life insurance policies issued pursuant to the Split Dollar Insurance Agreements between the Company and the following Named Executive Officers during 2002, 2001 and 2000, respectively: Mr. Paul ($0, $26,809 and $26,982), Mr. Youdelman ($0, $20,932 and $21,038), Mr. LePorte ($0, $12,659 and $7,866) and Mr. deVilliers ($0, $14,755 and $14,802). The premiums paid by the Company in connection with the life insurance policies issued pursuant to such Split Dollar Insurance Agreement of Mr. deVilliers generally will be recovered in full by the Company upon the cancellation or purchase by such Named Executive Officer of his life insurance policy or the payment of any death benefits under any such life insurance policy. The Split Dollar Insurance Agreements of Messrs. Paul, Youdelman and LePorte were terminated on December 13, 2002. The Company thereafter entered into Death Benefit Agreements with each of Messrs. Paul, Youdelman and LePorte whereby the Company shall provide each such executive a death benefit equivalent to five times his annual compensation (as defined in each of the agreements) during his employment with the Company, and two and one-half times his annual compensation (as defined in each of the agreements) after termination of his employment.

Options Granted in 2002

      The following table sets forth information with respect to grants of non-qualified and incentive stock options to purchase shares of the Company’s Common Stock to the Named Executive Officers during 2002 pursuant to the Company’s 1992 Stock Plan.

OPTION/ SAR GRANTS IN LAST FISCAL YEAR

			Individual Grants
						Potential Realizable
			Percent of			Value at Assumed
	Number of		Total			Annual Rates of Stock
	Securities		Options/SARs			Price Appreciation For
	Underlying		Granted to	Exercise or		Option Term(b)
	Options/SARs		Employees in	Base Price	Expiration
Name	Granted(#)		Fiscal Year(%)	($/Sh)	Date	5%($)	10%($)

Robert G. Paul	66,000(a	)	11.2%	$6.10	4/25/2012	$253,193	$641,641
Robert A. Youdelman	40,000(a	)	6.8	$6.10	4/25/2012	153,450	388,873
Peter G. deVilliers	25,000(a	)	4.2	$6.10	4/25/2012	95,906	243,046
James L. LePorte, III	25,000(a	)	4.2	$6.10	4/25/2012	95,906	243,046
Roger L. Schroeder	8,000(a	)	1.4	$6.10	4/25/2012	30,690	77,775

(a)	Each of these options was granted on April 25, 2002. Each of these options is exercisable 50 percent after two years from date of grant, 75 percent after three years from date of grant and 100 percent after four years from date of grant. If the optionee’s employment by the Company or any of its subsidiaries terminates for any reason, this option may be exercised to the extent exercisable at the time of such termination of employment within three months after such termination of employment. If the optionee dies within such three-month period or if the termination of his employment is due to his death, this option may be exercised within one year after his death. Each of these options contains a tandem stock appreciation right providing that the Company will, if requested by the optionee prior to the exercise thereof and if approved by the Compensation Committee, purchase that portion of the option which is then exercisable at a price equal to the difference between the exercise price and the market price of the shares. The purchase price may be paid by the Company in either cash or Common Stock of the Company, or any combination thereof, as the Compensation Committee may determine. In addition, each of these options contains a tandem limited stock appreciation right exercisable six months after grant and immediately after a “Change in Control” of the Company (as defined below on pages 45 and 46 hereof). Pursuant to this tandem limited stock appreciation right, the Company will purchase the option for cash at a price equal to the difference between the exercise price and the “market value” (as defined in the 1992 Stock Plan) of the shares covered by the option. Such market value generally is defined to relate to the highest market value of the Company’s Common Stock during the period in which the circumstances giving rise to the exercise of the limited stock appreciation right occurred.

(b)	The dollar amounts set forth in the columns are determined as of the date of grant of such options and are the result of calculations of the 5% and 10% assumed stock price appreciation rates set forth in the Securities and Exchange Commission’s rules regarding the disclosure of executive compensation, and therefore are not intended to forecast possible future appreciation of the Company’s Common Stock. Actual gains, if any, on the exercise of options are dependent on the future performance of the Company’s Common Stock, as well as the applicable Named Executive Officer’s continued employment throughout the vesting period.

Option Exercises and 2002 Year-End Values

      The following table sets forth information with respect to (i) options to purchase shares of the Company’s Common Stock granted under the Company’s 1992 Stock Plan which were exercised by the Named Executive Officers during 2002, and (ii) unexercised options to purchase shares of the Company’s Common Stock granted under the Company’s 1992 Stock Plan to the Named Executive Officers and held by them at December 31, 2002.

AGGREGATED OPTION/ SAR EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION/ SAR VALUES

				Number of Securities
				Underlying Unexercised		Value of Unexercised In-the-
				Options/SARs		Money Options/SARs at
	Shares			at Fiscal Year-End(#)		Fiscal Year-End($)(b)
	Acquired on		Value
Name	Exercise(#)		Realized($)(b)	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert G. Paul	(a	)	–0–	340,991	177,250	$159,863	$275,708
Robert A. Youdelman	(a	)	–0–	200,869	106,250	93,713	166,038
Peter G. deVilliers	(a	)	–0–	35,121	58,250	14,333	89,028
James L. LePorte, III	(a	)	–0–	71,284	62,000	30,870	94,540
Roger L. Schroeder	(a	)	–0–	22,642	19,500	8,820	29,900

(a)	Named Executive Officer did not exercise any options to purchase shares of the Company’s Common Stock during 2002.

(b)	The dollar values are calculated by determining the difference between the fair market value of the shares of the Company’s Common Stock underlying the options and the exercise price of such options at exercise or at December 31, 2002, as applicable.

Retirement Plans

Corporate Retirement Plan

      Participants in the Allen Telecom Inc. Corporate Retirement Plan (the “Retirement Plan”) consist of a majority of the full-time employees of the Company and its subsidiaries in the United States, including the Named Executive Officers, and Messrs. Colburn and Lyons as former employees of the Company. The Retirement Plan generally provides a retirement benefit based upon the participant’s years of credited service (not in excess of 30 years) and his or her final average earnings, with final average earnings consisting of the sum of (i) the average of the salaries of the participant during the five years of highest salaries of the participant in the 10 years preceding the participant’s retirement or termination date, and (ii) the average of the performance bonuses and overtime earnings of the participant during the five years of highest aggregate bonuses and overtime earnings of the participant in the 10 years preceding the participant’s retirement or termination date. Retirement benefits are payable either as a straight life annuity, a joint and survivor annuity or in other optional forms. Normal retirement is at age 65, but certain early retirement benefits may be payable to participants who have attained age 55 and completed 10 years of continuous service, and survivor benefits may be payable to the surviving spouse of a vested participant who dies prior to early or normal retirement. A participant’s benefit under the Retirement Plan vests after five years of credited service, all benefits funded by the Company are based upon actuarial computations, and no contributions are made by participants.

Restoration Plan

      The Internal Revenue Code (the “IRC”) imposes a maximum limit on annual retirement benefits payable under tax-qualified retirement plans, such as the Retirement Plan. For 2003, that annual limit is $200,000. In addition, the IRC limits the amount of annual compensation that may be taken into account for benefit calculation purposes under tax-qualified retirement plans. For 2003, that annual limit is $200,000. Effective January 1, 1996, the Company adopted the Allen Telecom Inc. Restoration Plan (the “Restoration Plan”). Under the Restoration Plan, each employee whose Retirement Plan benefit is limited by these IRC restrictions or as a result of his deferral of income under the Company’s Deferred Compensation Plan will be entitled to a supplemental restoration benefit equal to the difference between the full amount of his pension benefits determined under the Retirement Plan (calculated without regard to these IRC restrictions or to deferral of income under the Company’s Deferred Compensation Plan) and the maximum amount payable from the Retirement Plan. If (i) the Company breaches any material provision of the Plan and such breach continues for at least 30 days after notice to the Company, or (ii) the Company makes a general assignment for the benefit of creditors, or (iii) any proceeding under the U.S. Bankruptcy Code is instituted by or against the Company and, if instituted against the Company, is consented to or acquiesced in by it or the Company fails to use its best efforts to obtain the dismissal thereof for 60 days, or (iv) a receiver or trustee in bankruptcy is appointed for the Company, the Company will pay each employee affected thereby an amount equal to the present value of his benefits under the Restoration Plan. In addition, at any time after an employee commences receiving benefits from the Restoration Plan, the employee may request that 90 percent of the present value of all remaining benefits payable to the employee under the Restoration Plan be paid to the employee in a single lump sum cash payment. If an employee elects to receive such a payment, the remaining 10 percent of such present value would be forfeited. Except as specified above, the vesting of benefits, the timing of payments and the form of payments under the Restoration Plan are determined in accordance with the terms of the Retirement Plan. The Restoration Plan is unfunded. The Named Executive Officers are participants in the Restoration Plan.

Pension Benefits Table

      The following table shows estimated annual benefits payable under the Retirement Plan and the Restoration Plan to participants in specified compensation (final average earnings) and years-of-service classifications on a straight life annuity basis, assuming normal retirement at age 65 on January 1, 2003 and application of the current U.S. social security covered compensation base. The benefits payable under the Retirement Plan and the Restoration Plan are not subject to any deduction for U.S. social security or other offset amounts.

	Years of Service(b)

Remuneration(a)	5	10	15	20	25	30

125,000	7,338	14,677	22,015	29,353	36,692	44,030
150,000	9,026	18,052	27,077	36,103	45,129	54,155
175,000	10,713	21,427	32,140	42,853	53,567	64,280
200,000	12,401	24,802	37,202	49,603	62,004	74,405
225,000	14,088	28,177	42,265	56,353	70,442	84,530
250,000	15,776	31,552	47,327	63,103	78,879	94,655
300,000	19,151	38,302	57,452	76,603	95,754	114,905
350,000	22,526	45,052	67,577	90,103	112,629	135,155
400,000	25,901	51,802	77,702	103,603	129,504	155,405
450,000	29,276	58,552	87,827	117,103	146,379	175,655
500,000	32,651	65,302	97,952	130,603	163,254	195,905
600,000	39,401	78,802	118,202	157,603	197,004	236,405
700,000	46,151	92,302	138,452	184,603	230,754	276,905
800,000	52,901	105,802	158,702	211,603	264,504	317,405

(a)	The current final average earnings for the Named Executive Officers at the end of 2002 are $732,200 for Mr. Paul, $418,040 for Mr. Youdelman, $194,470 for Mr. deVilliers, $266,600 for Mr. LePorte and $158,850 for Mr. Schroeder. The calculation of the foregoing amounts includes the amounts shown under “Salary” and “Bonus” in the Summary Compensation Table set forth on pages 37 and 38 hereof.

(b)	Years of credited service as of January 1, 2003 under the Retirement Plan for the Named Executive Officers are 30 for Mr. Paul, 25.9 for Mr. Youdelman, 9.5 for Mr. deVilliers, 21.8 for Mr. LePorte and 21.5 for Mr. Schroeder.

Target Benefit Agreements

      The Company has entered into separate Supplemental Target Pension Benefit Agreements (each, a “Target Agreement”) with six executives of the Company, including Messrs. Paul, Youdelman, deVilliers and LePorte (collectively, the “Target Officers”). Pursuant to each Target Agreement, the Company will provide annual pension benefits to a Target Officer supplemental to the annual benefits paid to him under the Retirement Plan and the Restoration Plan if warranted by the formula under the Target Agreement. Generally, the target benefit is 1.733% of the Target Officer’s five-year average earnings (as defined in the Retirement Plan but without regard to IRC limitations or to deferral of income under the Company’s Deferred Compensation Plan), multiplied by his years of credited service, but not in excess of 30 years. The target benefit is reduced by an amount, expressed as a single life annuity, equal to the sum of the Target Officer’s Retirement Plan benefit, Restoration Plan benefit, Employee Before-Tax Savings Plan matching benefit and social security benefit. For this purpose, the Employee Before-Tax Savings Plan matching benefit assumes the Company contributed each year to the Company’s Employee Before-Tax Savings Plan for the Target Officer the maximum permissible matching contribution, and such amounts accumulated at the rate of 8% compounded annually. Each target benefit may not exceed an annual amount of $250,000 reduced by four-twelfths of one percent (4/12%) for each month (if any) by which the applicable Target Officer’s target benefit commences before such Target Officer’s attainment of age 65. Each Target Agreement is unfunded.

      Under each Target Agreement, if, after the Target Officer ceases to be a senior executive officer, (i) the Company’s bank indebtedness is accelerated, or (ii) the Company breaches any material provision of the Target Agreement and such breach continues for at least 30 days after notice to the Company, or

(iii) the consolidated tangible net worth of the Company falls below $90 million (provided that such tangible net worth at the time the affected Target Officer ceases to be a senior executive officer is at least $130 million, or if such tangible net worth at the time he ceases to be a senior executive officer is less than $130 million, the tangible net worth of the Company declines by $40 million), or (iv) the Company makes a general assignment for the benefit of creditors, or (v) any proceeding under the U.S. Bankruptcy Code is instituted by or against the Company and, if instituted against the Company, is consented to or acquiesced in by it or the Company fails to use its best efforts to obtain the dismissal thereof for 60 days, or (vi) a receiver or trustee in bankruptcy is appointed for the Company, the Company will pay the affected Target Officer an amount equal to the present value of his target benefits under his Target Agreement. Similarly, under each Target Agreement, if the Target Officer’s employment is terminated within the two-year period following a “Change in Control” of the Company either by the Company other than for “Cause” or because the Target Officer is disabled or by the Target Officer for “Good Reason” (as such terms are defined below on pages 44 to 46 hereof), the Company will pay the affected Target Officer an amount equal to the present value of his target benefits under his Target Agreement. In addition, a Target Officer’s benefit under the Restoration Plan is required to be transferred to his Target Agreement in the event of a “Change in Control” of the Company. At any time after a Target Officer commences receiving benefits from his Target Agreement, the Target Officer may request that 90 percent of the present value of all remaining benefits payable to the Target Officer under his Target Agreement be paid to the Target Officer in a single lump sum cash payment. If a Target Officer elects to receive such a payment, the remaining 10 percent of such present value would be forfeited.

      The following table shows the estimated annual target benefits payable under the Target Agreements to the Target Officers, assuming normal retirement at age 65 on January 1, 2003.

	Years of Service(b)

Remuneration(a)	5	10	15	20	25	30

$125,000	$—	$—	$—	$—	$—	$—
150,000	—	—	—	—	—	—
175,000	—	—	—	—	—	2,347
200,000	—	—	—	—	289	5,222
225,000	—	—	—	—	2,685	8,097
250,000	—	—	—	—	5,081	10,972
300,000	—	—	—	3,024	9,873	16,722
350,000	—	—		6,857	14,664	22,472
400,000	—	—	2,687	10,690	19,456	28,222
450,000	—	—	5,562	14,524	24,248	33,972
500,000	—	—	8,437	18,357	29,039	39,722
600,000	—	2,872	14,187	26,024	38,623	51,222
700,000	—	6,706	19,937	33,690	48,206	62,722

(a)	For benefit calculation purposes under the Target Agreements, the current final average earnings for the Named Executive Officers are the same as those listed in footnote (a) to the Pension Benefits Table on page 41 hereof.

(b)	For benefit calculation purposes under the Target Agreements, years of credited service as of January 1, 2003 for the Named Executive Officers are the same as those listed in footnote (b) to the Pension Benefits Table on page 41 hereof.

      The Company has adopted an Executive Benefit Plan, payments under which (if made) would offset all or a portion of the benefits payable to the Named Executive Officers under the Restoration Plan and the Target Agreements. For a description of the terms of the Executive Benefit Plan, see “EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT — Employment, Termination of Employment and Change in Control Arrangements” on pages 43 to 46 hereof.

Other Supplemental Pension Benefits Agreements

      Pursuant to an agreement entered into in 1983, and subsequently amended, with Mr. Colburn, the Company currently provides annual pension benefits to Mr. Colburn, supplemental to the annual benefits paid to him under the Retirement Plan and social security benefits, in an amount equal to $189,528, with an equivalent annual benefit payable to Mr. Colburn’s spouse for her life after his death. Pursuant to such agreement, this amount is based upon (i) his final average earnings, as defined in the Retirement Plan but during the year of highest salary and performance bonus in the four years preceding his termination date, which was December 31, 1991 when Mr. Colburn elected not to extend his employment agreement with the Company, and (ii) 36 years of service as an employee and as a director of the Company. If the consolidated tangible net worth of the Company falls below $90 million, if the Company’s bank indebtedness is accelerated or if the Company breaches any material provision of Mr. Colburn’s supplemental pension benefit agreement or post-employment consulting agreement described on pages 4 and 5 hereof and such breach continues for at least 30 days after notice to the Company, the Company will pay him or his spouse, as applicable, an amount equal to the present value of his supplemental pension benefits under his agreement. In addition, Mr. Colburn may at any time request that 90 percent of the present value of his supplemental pension benefits under his agreement be paid to him in a single lump sum cash payment. If Mr. Colburn elects to receive such a payment, the remaining 10 percent of such present value would be forfeited.

      Pursuant to an agreement entered into in 1983, as amended, with Mr. Lyons, the Company provides annual pension benefits to Mr. Lyons, supplemental to the annual benefits paid to him under the Retirement Plan, in an amount based upon (i) his final average earnings, as defined in the Retirement Plan but during the three years of highest salaries and performance bonuses in the 10 years preceding his termination date, which was September 30, 1989 (when his employment as an officer of the Company terminated), and (ii) his number of years of service as a director, prior to becoming an officer, of the Company plus his number of years of credited service under the Retirement Plan. The annual supplemental pension benefit is reduced by the amount paid to Mr. Lyons annually under the Retirement Plan. If the consolidated tangible net worth of the Company falls below $90 million, if the Company’s bank indebtedness is accelerated or if the Company breaches any material provision of Mr. Lyons’ supplemental pension benefit agreement or his post-employment consulting agreement described on page 5 hereof and such breach continues for at least 30 days after notice to the Company, the Company will pay him an amount equal to the present value of his supplemental pension benefits under his agreement. The annual benefit payable to Mr. Lyons under his supplemental pension benefit agreement, exclusive of amounts payable under the Retirement Plan and social security benefits, is $34,064, based upon his final average earnings and 20 years of service under his agreement, with an annual benefit of $17,032 payable to Mr. Lyons’ spouse for her life after his death. In addition, Mr. Lyons may at any time request that 90 percent of the present value of his supplemental pension benefits under his agreement be paid to him in a single lump sum cash payment. If Mr. Lyons elects to receive such a payment, the remaining 10 percent of such present value would be forfeited.

      The supplemental pension benefits payable to Messrs. Colburn and Lyons are funded through a so-called “rabbi trust” established by the Company.

Employment, Termination of Employment and Change in Control Arrangements

      Robert G. Paul is employed as President and Chief Executive Officer of the Company pursuant to an employment agreement entered into in June 1991, which provides for a term of employment extending through December 31, 1993 and thereafter continuing for successive periods of 12 months each, unless either the Company or Mr. Paul gives at least three months’ notice to the contrary. No such notice was given by either party in 2001. The agreement provides for an annual salary of $300,000 commencing February 26, 1991, which amount was increased to $540,000 effective as of January 1, 2003, and is subject to such further future increases as the Board of Directors deems appropriate. The Company may terminate Mr. Paul’s employment for “Cause” (as defined in such agreement), or in the event of his disability, and he may terminate his employment for “Good Reason” (as defined in such agreement), such as his not being elected, or his being assigned duties other than those of, President and Chief Executive Officer of the Company, a significant adverse alteration in the nature or status of his responsibilities or the conditions of his employment, a reduction of his salary (except for across-the-board salary reductions similarly affecting all management personnel of the Company), a relocation of Mr. Paul by more than 25 miles, the failure by the Company to continue any material compensation or benefit plan or the Company giving notice to Mr. Paul that his employment agreement is not continuing for any period of 12 months after December 31, 1993.

      In the event of Mr. Paul’s disability, the Company will continue to pay him his salary and estimated bonus until the expiration of the term of his employment agreement and, thereafter, will pay him benefits equal to the maximum amount currently provided by the Company’s executive long-term disability plan, which is 60 percent of salary and estimated bonus up to a maximum payment of $420,000 per year, until the earlier of his normal retirement date or commencement of benefits under the Retirement Plan.

      If the Company terminates Mr. Paul’s employment other than for “Cause” or his disability, or if Mr. Paul terminates his employment for “Good Reason,” the Company will pay him an amount equal to his salary for two years, and will provide his life, disability, accident, medical and hospitalization insurance benefits for a period of two years after such termination. In addition, if termination of Mr. Paul’s employment is disputed and the dispute is ultimately resolved in his favor, the Company may be obligated to pay his salary through the date of final resolution of the dispute.

      If the Company terminates Mr. Paul’s employment other than for “Cause” or his disability, or if Mr. Paul terminates his employment for “Good Reason” following a “Change in Control” of the Company (as defined below), the Company will pay him an amount equal to 2.99 times his average annual taxable compensation from the Company during the five years preceding termination of employment, and will pay him an amount equal to the excess of the “Fair Market Value” (as defined in Mr. Paul’s employment agreement), on the date of termination, over the option price of the shares subject to each stock option held by him, whether or not exercisable at the time, in exchange for surrender of the option.

      Mr. Paul’s employment agreement provides for mandatory arbitration of all disputes relating to Mr. Paul’s employment agreement and requires the Company to pay all reasonable legal expenses incurred by Mr. Paul in connection with resolution of disputes under his employment agreement.

      The Company has severance agreements with Messrs. Youdelman, LePorte and deVilliers, and three other executives, which provide severance benefits if the Company terminates the employee’s employment other than for “Cause” (as defined in such severance agreements) or disability before or after a “Change in Control” of the Company (as defined below) or if the employee terminates his employment for “Good Reason” after a “Change in Control.” “Good Reason” includes the assignment of duties inconsistent with the employee’s position with the Company, a significant adverse alteration in the nature or status of the employee’s responsibilities or the conditions of his employment, a reduction of the employee’s salary (except for across-the-board salary reductions similarly affecting all management personnel of the Company), a relocation of the employee by more than 25 miles or the failure by the Company to continue any material compensation or benefit plan. Prior to a “Change in Control,” severance payments under the agreements will be six months’ salary plus an additional month for each full year of service but in no event more than 18 months’ salary, and will be paid in normal pay periods. After a “Change in Control,” the Company will pay the employee a lump sum severance payment equal to the sum of (i) one year of his base salary as in effect as of the date of termination or immediately prior to the “Change in Control,” whichever is greater, (ii) an amount equal to the highest annual incentive compensation paid to him in the three years prior to the date of termination, (iii) if the Board of Directors in its sole discretion shall determine, an additional discretionary bonus payment, and (iv) fifteen percent (15%) of the sum of the amounts set forth in clauses (i) and (ii), multiplied by the number of his completed years of full-time employment with the Company as of the date of termination, and (v) an amount equal to the excess of the fair market value (as defined in such severance agreements), on the date of termination, over the option price of the shares subject to each stock option held by him, except previously issued incentive stock options, whether or not exercisable at the time, in exchange for surrender of the option. Life, disability, accident and health insurance benefits will continue during the period of severance payments. Severance payments in excess of the base amount of six months’ salary will be reduced by any compensation received by the employee from other employment (other than self employment) prior to a “Change in Control,” and all severance payments and all insurance benefits will be discontinued if the employee engages in competition with the Company or engages in conduct which is injurious to the Company, prior to a “Change in Control.” In the event that any payment received or to be received by an employee under the aforementioned agreements, in connection with a “Change of Control” or the termination of his employment, would not be deductible by the Company by reason of Section 280G of the Internal Revenue Code, the payments shall be reduced, in accordance with the terms of the agreements, until no portion of such payments is not deductible by the Company by reason of Section 280G of the Internal Revenue Code.

      The Company has Change in Control Agreements, each dated as of September 8, 1999, with Mr. Colburn and Mr. Lyons. The Change in Control Agreements provide, respectively, that in the event of a Change in Control of the Company, Mr. Colburn will receive a payment in the amount of $1,000,000, and Mr. Lyons will receive a payment in the amount of $250,000, plus, in each case, such additional amounts as the Board of Directors may determine in its sole discretion.

      The Company also has entered into separate Supplemental Target Pension Benefit Agreements with each of Messrs. Paul, Youdelman, deVilliers and LePorte, which contain “Change in Control” provisions. For a description of the terms of these Target Agreements, see “EXECUTIVE COMPENSATION AND TRANSACTIONS WITH MANAGEMENT — Retirement Plans — Target Benefit Agreements” on pages 41 and 42 hereof.

      In 1997, the Company adopted the Allen Telecom Inc. Executive Benefit Plan (the “Executive Benefit Plan”) under which designated employees of the Company, including the Named Executive Officers are entitled to receive, in addition to the amounts described above, an immediate cash payment if there is a “Change in Control” of the Company (as defined below) and the following conditions are satisfied. The employee will be entitled to a cash payment only if the employee remains employed by the Company for six months after such Change in Control or terminates employment with the Company during the six-month period after the Change in Control by reason of death, disability, retirement or involuntary termination by the Company. In addition, the employee will be entitled to a cash payment if the employee’s employment terminates during the 90-day period preceding such Change in Control by reason of death, disability, retirement or involuntary termination by the Company. The amount of the cash payment to which an employee is entitled in such event is determined by the Company from time to time and allocated to an account under the Executive Benefit Plan in the name of the employee. The Company has also established a trust to hold the amounts allocated to these accounts. Any amount an employee receives from the Executive Benefit Plan offsets the amount to which the employee is entitled under the Restoration Plan and such employee’s Target Agreement (if any). Amounts allocated to the account of each Named Executive Officer under the Executive Benefit Plan to date have not exceeded the present value of benefits payable to such Named Executive Officer under the Restoration Plan and the Named Executive Officer’s Target Agreement.

      For purposes of the arrangements described above, a “Change in Control” of the Company is defined as (i) the acquisition of more than 30 percent of the outstanding Common Stock of the Company by any person or group of related persons, (ii) the change in a majority of the directors of the Company during a consecutive two-year period, unless the election of each new director was approved by at least two-thirds of the directors then still in office who were directors at the beginning of such period, (iii) the stockholders approve a merger or consolidation of the Company with any other corporation, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 80 percent of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person acquires more than 30 percent of the combined voting power of the Company’s then outstanding securities, or (iv) the stockholders approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of the Company’s assets. For purposes of the Executive Benefit Plan, “Change in Control” also includes (A) the Company voluntarily filing a petition for bankruptcy under federal bankruptcy law, or an involuntary bankruptcy petition being filed against the Company under federal bankruptcy law, if such involuntary petition is not dismissed within 120 days of the filing; (B) the Company making a general assignment for the benefit of creditors; or (C) the Company seeking or consenting to the appointment of a trustee, receiver, liquidator or similar person.

Performance Graph

      Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return of the Company’s Common Stock against the cumulative total return of (i) the S&P SmallCap 600 Index and (ii) the S&P Communications Equipment Index for the period of five fiscal years ended December 31, 2002. The comparisons in this graph are required by the proxy rules promulgated by the Securities and Exchange Commission and are not intended to forecast future performance of the Company’s Common Stock.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Allen Telecom Inc., S&P SmallCap 600 Index and

The S&P Communications Equipment Index

	1997	1998	1999	2000	2001	2002

Allen Telecom Inc.	100	36.27	62.71	97.29	46.10	51.36
S&P SmallCap 600 Index	100	98.69	110.94	124.03	132.14	112.81
S&P Communications Equipment Index	100	176.17	386.91	169.26	62.35	28.58

*	Assumes that the value of the investment of the Company’s Common Stock and each index was $100 on December 31, 1997 and that all dividends on the Company’s Common Stock and on each stock included in each index were reinvested.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

      The following table sets forth information regarding the only persons known to the Company to be the beneficial owners (for purposes of the rules of the Securities and Exchange Commission) of more than 5% of the outstanding shares of the Company’s Common Stock as of March 6, 2003, at which date we had 30,684,976 shares of common stock outstanding.

	Number
Name and Address of Beneficial Owners	of Shares	Percent

State of Wisconsin Investment Board	5,975,500(a)	19.56%
P.O. Box 7842
Madison, Wisconsin 53707
Gabelli Funds, Inc. et al	2,870,769(b)	9.40%
One Corporate Center
Rye, New York 10580
David J. Greene and Company, LLC	1,869,604(c)	6.12%
599 Lexington Avenue
New York, New York 10022
Dimensional Fund Advisors, Inc.	1,819,100(d)	5.96%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401
Royce & Associates, LLC	1,796,158(e)	5.88%
1414 Avenue of the Americas
New York, New York 10019

(a)	Based on the Schedule 13G filed by the State of Wisconsin Investment Board under the Exchange Act on February 14, 2003, the State of Wisconsin Investment Board held sole dispositive power and sole voting power over all of such shares.

(b)	Based on the Schedule 13D filed on February 19, 2003, jointly by Mario J. Gabelli, Marc J. Gabelli and various entities which either one directly or indirectly controls or for which either one acts as chief investment officer under the Exchange Act on February 18, 2003, (i) Gabelli Funds, LLC held sole dispositive power and sole voting power over 826,000 of such shares, (ii) GAMCO Investors, Inc. held sole dispositive power and sole voting power over 2,037,769 of such shares, (iii) Gabelli Advisors, Inc. held sole dispositive power and sole voting power over 5,000 of such shares and (iv) MJG Associates, Inc. sole dispositive power and sole voting power over 2,000 of such shares.

(c)	Based on the Form 13G filed by David J. Green and Company, LLC under the Exchange Act on February 7, 2003, David J. Greene and Company, LLC held shared dispositive power over all of such shares, shared voting power over 1,441,500 of such shares and no voting power over 428,104 of such shares on December 31, 2002.

(d)	Based on the Schedule 13G filed by Dimensional Fund Advisors, Inc. on February 3, 2003, Dimensional Fund Advisors held sole voting power and sole dispositive power of all such shares on December 31, 2002.

(e)	Based on the Schedule 13G filed by Royce & Associates, LLC on January 31, 2003, Royce & Associates, LLC held sole voting power and sole dispositive power over all such shares on December 31, 2002.

Directors and Officers

      The following table sets forth information as of March 7, 2003 with respect to shares of Common Stock of the Company beneficially owned (for purposes of the rules of the Securities and Exchange

Commission) by each director and each Named Executive Officer and by all directors and current executive officers of the Company as a group.

	Amount and
	Nature of
	Beneficial		Percent
Name and Address of Beneficial Owner	Ownership		of Class

Sheldon I. Ausman	–0–
Philip Wm. Colburn	600,112	(a)	2.0%
Peter G. deVilliers	71,680	(b)	*
James L. LePorte, III	158,563	(c)	*
J. Chisholm Lyons	131,972	(d)	*
Robert G. Paul	714,467	(e)	2.3%
Dr. Martyn F. Roetter	10,750	(f)	*
Roger L. Schroeder	54,240	(g)	*
Gary B. Smith	11,650	(h)	*
Kathleen M. H. Wallman	3,500	(i)	*
Robert A. Youdelman	353,419	(j)	*
All directors and executive officers as a group (12 persons)	2,119,518	(k)	6.9%

*	Less than 1%.

(a)	Includes 210,854 shares owned directly and 389,258 shares issuable upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter.

(b)	Includes 662 shares owned directly; 2,647 shares held by the Trustee under the Company’s Employee Before-Tax Savings Plan; 15,000 restricted shares of Common Stock awarded under the Company’s 1992 Stock Plan; and 53,371 shares issuable upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter.

(c)	Includes 47,935 shares owned directly; 17,344 shares held by the trustee under the Company’s Employee Before-Tax Savings Plan; and 93,284 shares issuable upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter.

(d)	Includes 30,054 shares owned directly; 98,564 shares issuable upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter; and 3,354 shares owned by Mr. Lyons’ spouse, of which Mr. Lyons disclaims beneficial ownership.

(e)	Includes 269,992 shares owned directly and 600 shares of Series D 7.75% Preferred Stock owned directly (convertible into 3,896 shares of Common Stock of the Company); 19,438 shares held by the trustee under the Company’s Employee Before-Tax Savings Plan; 414,741 shares issuable upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter; and 6,400 shares owned by Mr. Paul’s spouse, of which Mr. Paul disclaims beneficial ownership.

(f)	Includes 10,750 shares issuable upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter.

(g)	Includes 2,408 shares owned directly; 7,440 shares held by the trustee under the Company’s Employee Before-Tax Savings Plan; 15,000 restricted shares of Common Stock awarded under the Company’s 1992 Stock Plan; and 29,392 shares issuable upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter.

(h)	Includes 900 shares which are owned directly; and 10,750 shares issuable upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter.

(i)	Includes 3,500 shares issuable upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter.

(j)	Includes 93,269 shares owned directly; 15,531 shares held by the trustee under the Company’s Employee Before-Tax Savings Plan; and 244,619 shares issuable upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter.

(k)	Includes 656,074 shares owned by directors and executive officers; 600 shares of Series D 7.75% Preferred Stock convertible into 3,896 shares of Common Stock owned by directors and executive officers; 65,315 shares held for executive officers by the trustee under the Company’s Employee Before-Tax Savings Plan; 30,000 restricted shares of Common Stock awarded under the Company’s 1992 Stock Plan; and 1,354,479 shares issuable to directors and executive officers upon exercise of stock options that are exercisable as of March 7, 2003 or become exercisable within 60 days thereafter.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth certain information, as of December 31, 2002, concerning securities authorized for issuance under all of the Company’s equity compensation plans:

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,274,927	$12.7723	1,739,410 (1)
Equity compensation plans not approved by security holders	283,000 (2)	$10.8648	0
Total	3,557,927	$12.6206	1,739,410

(1)	The maximum number of shares that may be awarded to an employee under the Company’s 1992 Stock Plan as restricted stock during any fiscal year of the Company is limited to 100,000 shares of Common Stock, subject to certain adjustments as provided in the 1992 Stock Plan.

(2)	This number represents options to purchase Common Stock of the Company granted to certain directors. All options have an exercise price not less than the fair market price of the Company’s Common Stock on the date of grant. Certain of these options vested over a three year period after the grant date and the remaining options vest over a four year period after the grant date. Other terms and conditions of the stock options not approved by security holders are substantially the same as the terms and conditions of the stock options granted under the Directors Option Plan described on pages 32 and 33 hereof.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Executive Officers and Directors

      Gowling Lafleur Henderson LLP, which merged with the firm of Smith Lyons in September 2001, of which firm J. Chisholm Lyons formerly was a partner and currently is counsel, has been retained by the Company for many years, including 2002 and 2003, to perform legal services for the Company and its Canadian subsidiaries. The Company paid $819.42 in fees and expenses to Gowling Lafleur Henderson LLP in 2002 for the performance of legal services for the Company and its subsidiaries.

      Benesch, Friedlander, Coplan & Aronoff, of which firm Margaret Kennedy, the spouse of Robert G. Paul, is a partner, has been retained by the Company for several years, including 2002 and 2003, to perform legal services for the Company and its subsidiaries. The Company paid $38,538.44 in fees and expenses to Benesch, Friedlander, Coplan & Aronoff in 2002 for the performance of legal services for the Company and its subsidiaries.

Additional Information

Audit Fees

      The aggregate fees billed by Deloitte & Touche (Deloitte), the Company’s principal accountant, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2002 and the reviews of the interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal year ended December 31, 2002 were $501,300.

Financial Information Systems Design and Implementation Fees

      The aggregate fees billed by Deloitte for professional services rendered by Deloitte for information technology services relating to financial information systems design and implementation for the fiscal year ended December 31, 2002 were $–0–.

All Other Fees

      The aggregate fees billed by Deloitte for services rendered to the Company, other than the services described under “Audit Fees” and “Financial Information Systems Design and Implementation Fees”, for the fiscal year ended December 31, 2002 were $732,380, including audit related services of $351,800 and other non-audit services of $380,580. Audit related services generally include fees for registration statements, employee benefit plan audits, internal control services and assessment of internal accounting controls in connection with the implementation of an enterprise software system. Other non-audit service fees are principally for tax consulting services.

ITEM 14 — CONTROLS AND PROCEDURES

      As of December 31, 2002 (the “Evaluation Date”), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, subsequent to the Evaluation Date.

PART IV

ITEM 15 —	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

      (1) Index to Financial Statements and Independent Accountant’s Report

      The financial statements required by this Item are submitted on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

      The following additional information should be read in conjunction with the Consolidated Financial Statements of the Registrant described in Item 15(a)(1) above:

           Financial Statement Schedules of the Registrant

Valuation and Qualifying Accounts Schedule, on page F-33 of this Annual Report on Form 10-K

      Schedules other than the schedule listed above are omitted because they are not required, are not applicable or are included elsewhere in the Notes to Consolidated Financial Statement beginning on page F-7 of this Annual Report on Form 10-K.

      (3) Exhibits*

      The information required by this Item relating to Exhibits to this Annual Report on Form 10-K is included in the Exhibit Index on pages (i) hereof.

(b) Reports on Form 8-K

      On October 30, 2002, the Company filed a Current Report on Form 8-K under Item 5 “Other Events,” and Item 7 whereby it filed a press release, dated October 29, 2002, reporting Allen Telecom’s third quarter 2002 sales and earnings results and, whereby it filed a press release dated October 30, 2002, updating Allen Telecom’s orders for geolocation products.

*	A copy of any of the Exhibits to this Annual Report will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company’s duplication and handling expenses.

Safe Harbor Cautionary Statement

      Statements included in this Annual Report on Form 10-K, which are not historical in nature, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company’s future performance and financial results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company’s actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost, success and timetable for new product development, including specifically products for 3G, E911 and power amplification; the cost and outcome of pending litigation, including, for example, a lawsuit filed by a competitor in the E911 geolocation business claiming infringement by the Company of intellectual property rights; the health and economic stability of the world and national markets; the cost and availability of capital and financing to the Company and its customers; loss or bankruptcy of one or more of the Company’s customers, which could adversely affect the Company’s ability to collect its accounts receivable; the uncertain timing and level of purchases of both current products and those under development for current and prospective customers of the Company’s products and services; the effective realization of inventory and other working capital assets to cash; the impact of competitive products and pricing in the Company’s markets; the impact of changes in the market value of pension fund assets held by the Company’s defined benefit pension plans; the ability of the Company to generate future profits or to implement other tax planning strategies needed to utilize the Company’s tax loss carry forwards in the U.S. and Europe; the changes in business conditions and/or changes in assumptions, which could result in goodwill impairment charges; the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E911 geolocation requirements in the U.S. markets and spectrum availability and licensing for new wireless applications; the impact of future business conditions on the Company’s ability to meet terms and conditions of the Company’s borrowing agreements; the cost, timing and availability of personnel, facilities, materials and vendors required for the Company’s current and future products; whether and when backlog will be converted to customer sales; and the impact, if any, on current or future sales, earnings, or financial condition of the Company resulting from the previously announced agreement under which Andrew Corporation will acquire Allen Telecom. Allen Telecom Inc.’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q may contain additional details concerning these factors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEN TELECOM INC.
(Registrant)

By:	/s/ ROBERT A. YOUDELMAN

Robert A. Youdelman
Executive Vice President
Chief Financial Officer and Assistant Secretary

Date: March 20, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ ROBERT G. PAUL	March 20, 2003

Robert G. Paul, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ ROBERT A. YOUDELMAN	March 20, 2003

Robert A. Youdelman, Executive Vice President Chief Financial Officer (Principal Financial Officer)

/s/ JAMES L. LEPORTE III	March 20, 2003

James L. LePorte III, Vice President-Finance (Principal Accounting Officer)

/s/ PHILIP WM. COLBURN	March 20, 2003

Philip Wm. Colburn, Chairman of the Board and Director

/s/ J. CHISHOLM LYONS	March 20, 2003

J. Chisholm Lyons, Vice Chairman of the Board and Director

/s/ SHELDON I. AUSMAN	March 20, 2003

Sheldon I. Ausman, Director

/s/ MARTYN F. ROETTER	March 20, 2003

Martyn F. Roetter, Director

Signature	Date

/s/ GARY B. SMITH	March 20, 2003

Gary B. Smith, Director

/s/ KATHLEEN M. H. WALLMAN	March 20, 2003

Kathleen M. H. Wallman, Director

CERTIFICATION

I, Robert G. Paul, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Allen Telecom Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT G. PAUL
_________________________________________ Robert G. Paul
President
(Chief Executive Officer)

Date: March 20, 2003

CERTIFICATION

I, Robert A. Youdelman, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Allen Telecom Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT A. YOUDELMAN
_________________________________________ Robert A. Youdelman
Executive Vice President
(Chief Financial Officer)

Date: March 20, 2003

ALLEN TELECOM INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Allen Telecom Inc.

      We have audited the accompanying consolidated balance sheets of Allen Telecom Inc. and its subsidiaries (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item (15). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allen Telecom Inc. and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

      As discussed in Note 14 to the consolidated financial statements, effective February 18, 2003, the Company signed a definitive agreement under which Andrew Corporation would acquire the Company in a stock-for-stock transaction.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

February 6, 2003

(February 18, 2003 as to Note 14)

ALLEN TELECOM INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2001	2002

	(Amounts in thousands,
	except for per share data)
Assets
Current Assets:
Cash and cash equivalents	$16,368	$48,420
Accounts receivable, less allowance for doubtful accounts — 2001 – $3,338; 2002 – $3,141	92,291	105,463
Inventories	124,026	100,474
Deferred income taxes	2,660	5,480
Recoverable income taxes	20,169	20,379
Other current assets	2,416	2,710

Total Current Assets	257,930	282,926
Property, Plant and Equipment	41,290	38,214
Goodwill	140,995	139,126
Deferred Income Taxes	39,401	36,365
Other Assets	33,391	33,407

Total Assets	$513,007	$530,038

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable and current maturities of long-term debt	$12,318	$13,277
Accounts payable	40,355	54,003
Accrued expenses (including accrued wages and commissions — 2001 –
$11,614; 2002 – $13,441)	27,827	36,192
Income taxes payable	4,781	4,443
Deferred income taxes	9,852	10,157

Total Current Liabilities	95,133	118,072
Long-Term Debt	141,581	64,084
Deferred Income Taxes	2,164	—
Other Liabilities	15,772	23,628

Total Liabilities	254,650	205,784

Commitments and Contingencies (Note 6)	—	—

Redeemable Convertible Preferred Stock, 1,000 shares at redemption value (liquidation preference of $50.00 per share)	—	50,000

Stockholders’ Equity:
Common stock, par value $1.00; authorized — 50,000 shares; issued —
2001 – 32,500; 2002 – 32,502; outstanding — 2001 – 30,425; 2002 – 30,554	32,500	32,502
Paid-in capital	203,548	203,292
Retained earnings	69,676	67,322
Accumulated other comprehensive loss	(30,671)	(13,243)
Less: Treasury stock — common shares, at cost, 2001-2,075; 2002-1,948 shares	(15,440)	(14,612)
Unearned compensation	(1,256)	(1,007)

Total Stockholders’ Equity	258,357	274,254

Total Liabilities and Stockholders’ Equity	$513,007	$530,038

The accompanying notes are an integral part of these financial statements.

ALLEN TELECOM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	2001	2002

	(Amounts in thousands,
	except per common share data)
Sales	$392,608	$394,601	$416,975
Cost of sales	277,666	296,342	314,891

Gross profit	114,942	98,259	102,084
Operating expenses:
Selling, general and administrative expenses	54,271	56,776	58,386
Research and development costs	25,442	26,086	26,031
Amortization of goodwill	7,822	7,901	—

Operating income	27,407	7,496	17,667
Interest and financing expenses:
Interest expense	(11,022)	(11,281)	(7,914)
Interest income	1,989	1,034	913

Income (loss) before taxes and minority interests	18,374	(2,751)	10,666
(Provision for) benefit from income taxes	(7,530)	1,073	(3,773)

Income (loss) before minority interests	10,844	(1,678)	6,893
Minority interests	(91)	(145)	(101)

Income (loss) from continuing operations	10,753	(1,823)	6,792
Discontinued operations—gain from disposal of emission testing business	1,300	—	—

Income (loss) before cumulative effect of accounting change	12,053	(1,823)	6,792
Cumulative effect of change in accounting principle	—	—	(3,397)

Net income (loss)	12,053	(1,823)	3,395
Dividends on preferred stock	—	—	(2,540)

Income (loss) applicable to common shareholders	$12,053	$(1,823)	$855

Earnings (Loss) Per Common Share:
Basic and Diluted:
Income (loss) from continuing operations	$0.38	$(0.06)	$0.14
Discontinued emission testing business	0.05	—	—
Cumulative effect of change in accounting principle	—	—	(0.11)

Net income (loss)	$0.43	$(0.06)	$0.03

Weighted average common shares outstanding:
Basic	27,820	28,090	30,410
Diluted	28,270	28,090	30,460

The accompanying notes are an integral part of these financial statements.

ALLEN TELECOM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	2001	2002

	(Amounts in thousands)
Cash Flows From Operating Activities:

Net income (loss)	$12,053	$(1,823)	$3,395
Adjustments to reconcile income (loss) to operating cash flow: Depreciation	13,353	13,313	11,992
Amortization of goodwill	7,822	7,901	—
Goodwill impairment charge	—	—	3,397
Amortization of capitalized software	2,532	4,022	3,277
Other amortization	606	704	703
Deferred income taxes	5,676	2,439	(4,356)
Non-cash loss on write-off of capital assets	385	—	—
Non-cash pension gain	(1,160)	—	—
Non-cash gain on sale of discontinued operations	(1,300)	—	—
Changes in operating assets and liabilities:
Receivables	(16,702)	4,381	(3,796)
Inventories	(29,155)	(5,659)	32,962
Accounts payable and accrued expenses	16,680	(22,401)	14,787
Income taxes payable	(9,617)	(5,945)	2,538
Other long-term liabilities (principally increase in unfunded pension obligations in 2001 and 2002)	985	5,736	7,247
Other, net	(4,743)	(3,137)	(1,696)

Cash (used) provided by operating activities	(2,585)	(469)	70,450

Cash Flows From Investing Activities:
Capital expenditures	(15,082)	(10,044)	(6,761)
Investments in wireless communications subsidiaries (net of cash acquired)	(8,512)	(5,689)	(616)
Capitalized software product costs	(4,088)	(2,191)	(2,413)
Sales and retirements of fixed assets	1,631	4,864	1,180

Cash used by investing activities	(26,051)	(13,060)	(8,610)

Cash Flows From Financing Activities:
Proceeds from (repayment of) long-term borrowings	16,531	(8,737)	(78,821)
Preferred stock dividends	—	—	(2,540)
Acquisition of treasury shares	(179)	(1,315)	(215)
Proceeds from issuance of preferred stock, net	—	—	46,791
Collection on installment notes receivable	2,900	1,000	1,100
Treasury stock sold to employee benefit plan	752	910	777
Exercise of stock options	764	939	12
Proceeds from sale and leaseback transaction	—	4,869	—

Cash provided (used) by financing activities	20,768	(2,334)	(32,896)

Net Cash (Used) Provided	(7,868)	(15,863)	28,944
Effect of foreign exchange rate changes on cash	(3,678)	1,261	3,108
Net cash flow from change in year-end of subsidiaries	—	20,431	—
Cash and cash equivalents at beginning of year	22,085	10,539	16,368

Cash and cash equivalents at end of year	$10,539	$16,368	$48,420

Information with respect to cash paid during the year for:
Interest paid	$10,620	$11,005	$7,409
Income taxes paid, net	$10,207	$3,664	$126

The accompanying notes are an integral part of these financial statements.

ALLEN TELECOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
						Other
				Comprehensive		Comprehensive
		Common	Paid-In	Income	Retained	Income	Treasury	Unearned
	Total	Stock	Capital	(Loss)	Earnings	(Loss)	Stock	Compensation

	(Amounts in thousands, except common share data)
Balance, December 31, 1999	$240,912	$30,010	$181,335		$57,014	$(10,685)	$(14,978)	$(1,784)
Comprehensive loss:
Net income	12,053	—	—	$12,053	12,053	—	—	—
Other comprehensive loss:
Foreign currency translation adjustments	(21,263)	—	—	(21,263)	—	(21,263)	—	—

Comprehensive loss	—	—	—	$(9,210)	—	—	—	—

Exercise of stock options	764	74	656		—	—	34	—
Employee stock plans tax benefits	1,630	—	1,630		—	—	—	—
Treasury stock reissued, net 43,941 common shares	573	—	359		—	—	214	—
Restricted stock, net	(1)	8	86		—	—	—	(95)
Amortization of unearned compensation	313	—	—		—	—	—	313

Balance, December 31, 2000	234,981	30,092	184,066		69,067	(31,948)	(14,730)	(1,566)
Net income from change in fiscal year-end of subsidiaries	2,432	—	—		2,432	—	—	—
Comprehensive income (loss):
Net loss	(1,823)	—	—	$(1,823)	(1,823)	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustments	3,896	—	—	3,896	—	3,896	—	—
Minimum pension liability adjustment	(2,664)	—	—	(2,664)	—	(2,664)	—	—
Derivative instruments	45	—	—	45	—	45	—	—

Comprehensive loss	—	—	—	$(546)	—	—	—	—

Acquisition of subsidiary	20,233	2,271	17,962		—	—	—	—
Exercise of stock options	939	137	802		—	—	—	—
Employee stock plans tax benefits	413	—	413		—	—	—	—
Treasury stock acquired, net 4,720 common shares	(405)	—	305		—	—	(710)	—
Amortization of unearned compensation	310	—	—		—	—	—	310

Balance, December 31, 2001	258,357	32,500	203,548		69,676	(30,671)	(15,440)	(1,256)
Comprehensive income (loss):
Net income	3,395	—	—	$3,395	3,395	—	—	—
Other comprehensive income (loss):
Foreign currency translation adjustments	22,554	—	—	22,554	—	22,554	—	—
Minimum pension liability adjustment	(4,931)	—	—	(4,931)	—	(4,931)	—	—
Derivative instruments	(195)	—	—	(195)	—	(195)	—	—

Comprehensive income	—	—	—	$20,823	—	—	—	—

Preferred stock issuance costs	(3,209)	—	—		(3,209)	—	—	—
Preferred stock dividends	(2,540)	—	—		(2,540)	—	—	—
Exercise of stock options	12	2	10
Treasury stock reissued, net 131,285 common shares	562	—	(266)		—	—	828	—
Amortization of unearned compensation	249	—	—		—	—	—	249

Balance, December 31, 2002	$274,254	$32,502	$203,292		$67,322	$(13,243)	$(14,612)	$(1,007)

The accompanying notes are an integral part of these financial statements.

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2000, 2001 and 2002

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

      Basis of Consolidation: The Company’s consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated. To facilitate preparation of financial statements, the Company’s principal European operations are included in the consolidated financial statements on a two-month delayed basis for fiscal year 2000. Effective January 1, 2001, such European operations changed their fiscal year-end from October 31 to December 31, consistent with the balance of the Company’s operations. The results of operations (net income of $2,432,000) for these European operations for November and December 2000 were recorded directly to retained earnings in the first quarter of 2001 and the results of operations for the period January 1, 2001 through December 31, 2001 and January 1, 2002 through December 31, 2002 were included in the 2001 and 2002 reported results of operations.

      The cash flow of such European operations for the two month period November and December 2000 is summarized as follows (amounts in thousands):

Net income from operations	$2,432
Increase in inventories	(8,491)
Decrease in receivables	3,129
Increase in accounts payable	13,892
Decrease in taxes payable	(5,946)
Net increase in fixed assets	(1,201)
Borrowings	16,836
Other	(220)

Increase in cash and cash equivalents	$20,431

      Revenue Recognition: With respect to the Wireless Communications Equipment segment, sales of base station subsystems and components, repeaters and in-building coverage products, and base station and mobile antennas are recognized principally when products are shipped or services are performed. For the geolocation product line, revenue is generated pursuant to “multiple-element arrangement” contracts, which include 1) territory design, 2) delivery of hardware and software and 3) installation, training and testing. These represent separate earnings processes and revenue is allocated among them based on the fair value of each element. Revenue is recognized on the completion of each deliverable as no undelivered element is considered essential to the functionality of the delivered elements.

      The Wireless Engineering and Consulting Services segment provides engineering services and software to major telecommunications vendors and system operators. These services and products are sold and/or licensed and are separately stated in a given sales contract, or in separate agreements, and therefore do not constitute multiple-element arrangements. In accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition,” revenue relating to the software licenses, which do not require significant production, modification, or customization, is recognized when all of the following criteria are met:

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.

      For all segments, engineering services revenue, which excludes customer maintenance and support, is recognized when services are performed. Other engineering services revenue, which includes items such as ongoing customer maintenance and support, is recognized ratably over the given contract period.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements”. SAB 101 summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was implemented in 2000 and did not require any change in the Company’s revenue recognition policies and practices.

      Cash and Cash Equivalents: Cash equivalents consist of temporary bank deposits and money market instruments with an original maturity of three months or less at the date of purchase. The Company invests its excess cash in bank deposits, money market, and tax-exempt securities, which are afforded one of the two highest ratings by nationally recognized ratings firms.

      Valuation of Inventories: The Company values inventories including materials, labor and overhead at the lower of cost (first-in, first-out) or market. Inventories consisted of the following at December 31, 2001 and 2002, net of reserves (amounts in thousands):

	2001	2002

Raw material	$66,957	$59,092
Work-in-process	23,639	30,117
Finished goods	33,430	11,265

	$124,026	$100,474

      Certain of these inventories pertain to the production of sophisticated equipment that could be subject to technological obsolescence. The Company maintains and periodically revises reserves for excess inventory based on the most current information available of anticipated usage requirements.

      Property, Plant and Equipment: Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. Land improvements, buildings and machinery and equipment are depreciated over their estimated useful lives under the straight-line method. The provision for amortization of leasehold improvements is based on the term of the related lease or the estimated useful life, whichever is shorter. Maintenance, repairs and minor renewals and betterments are charged to expense. Property, plant and equipment consisted of the following at December 31, 2001 and 2002 (amounts in thousands):

	2001	2002

Land and improvements	$1,565	$1,703
Buildings	14,951	17,122
Machinery and equipment	92,483	101,330
Leasehold improvements	7,120	7,587

	116,119	127,742
Less accumulated depreciation and amortization	(74,829)	(89,528)

	$41,290	$38,214

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s estimated useful lives of property, plant and equipment are as follows:

Land improvements	5 to 40 years
Buildings	20 to 40 years
Machinery and equipment	3 to 10 years
Leasehold improvements	Term of lease (currently not longer than 10 years)

      Computer Software Costs: The Company’s policy is to capitalize costs incurred in creating computer software products once technological feasibility is established and to amortize such costs over periods ranging from three to ten years. The Company also capitalizes costs incurred in the development of computerized databases, which are amortized over periods of three to five years. The Company reviews the amounts capitalized for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In 2000, 2001 and 2002, approximately $4,088,000, $2,191,000 and $2,413,000, respectively, of these costs were capitalized and approximately $2,532,000, $4,022,000 and $3,277,000, respectively, were amortized.

      Goodwill and Other Intangible Assets: Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” This Statement changed the accounting for goodwill from an amortization method to an impairment only approach. Accordingly, the Company ceased amortizing goodwill (including goodwill reported in past business combinations) beginning in 2002. The change in the carrying amount of goodwill by segment for the year ended December 31, 2002 is as follows (amounts in thousands):

	Wireless	Wireless
	Communications	Engineering and
	Equipment	Consulting Services	Total

Balance, January 1, 2002	$132,251	$8,744	$140,995
Increase in acquired goodwill (see Note 10)	1,478	—	1,478
Impairment loss	(3,397)	—	(3,397)
Other	50	—	50

Balance, December 31, 2002	$130,382	$8,744	$139,126

      Goodwill is tested for impairment in the first quarter of the year as part of the annual forecasting process. In the fourth quarter of 2002, the Company completed its initial evaluation of goodwill pursuant to the impairment requirements of SFAS 142. As a result of this evaluation, the Company determined that with respect to $32,663,000 of goodwill at December 31, 2001 related to the Decibel Products portion of its base station and mobile antennas product line there was an impairment. The Company has recorded this initial charge of $3,397,000 as a cumulative effect of a change in accounting principle. There was no tax benefit associated with this charge. This impairment is based on changes in customer mix and reduced capital expenditures for telecommunications networks as well as anticipated increased price competition. The fair value of this reporting unit was estimated using the expected present value of future cash flows.

      The following supplemental information is presented, on a pro forma basis, for the consolidated results of operations for 2000, 2001 and 2002, adjusted to exclude the impact of the cumulative effect of the

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in accounting for goodwill in 2002 and amortization of goodwill in 2000 and 2001 (amounts in thousands, except per common share data):

	2000	2001	2002

Reported net income (loss)	$12,053	$(1,823)	$3,395
Add back cumulative change in accounting for goodwill	—	—	3,397
Add back goodwill amortization (net of related income taxes)	7,802	7,865	—

Proforma net income	$19,855	$6,042	$6,792

Reported income (loss) per common share (basic and diluted)	$.43	$(.06)	$.03
Effect of cumulative change in accounting for goodwill	—	—	.11
Effect of goodwill amortization	.28	.28	—

Proforma income per common share	$.71	$.22	$.14

      Intangible assets are recorded at cost and are amortized over their estimated useful lives unless those lives are determined to be indefinite. An impairment loss on intangible assets subject to amortization would be recognized if the carrying amount is not recoverable and its carrying amount exceeds fair value, as defined. Such assets shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company has no intangible assets, other than goodwill, which are not subject to amortization.

      Foreign Currency Translation: Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while sales and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries’ financial statements are excluded from the results of operations and are reported as a component of Accumulated other comprehensive loss.

      The company’s policy for transactions denominated in a currency other than the functional currency is to expense gains and losses as incurred. The net gain or (loss) included in selling, general and administrative expenses is ($181,000) in 2000, $286,000 in 2001 and ($2,211,000) in 2002.

      Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

      Stock Based Compensation: The Company accounts for stock based compensation awards pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations which prescribe the use of the intrinsic value based method. Accordingly, no compensation cost has been recognized for its fixed stock option plans since the exercise price of the employee stock options equals the market price of the underlying stock on the date of option grant.

      Income Taxes: A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statements and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are provided for net deferred tax assets in tax jurisdiction where the Company believes the realization is not “more likely than not.”

      Earnings Per Common Share: Basic earnings per share begins with income (loss) applicable to common shareholders (net income (loss) less preferred stock dividends) and is based on the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during the period plus, if dilutive,

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the incremental number of common shares issuable, on a pro forma basis, upon the exercise of employee stock options, assuming the proceeds are used to repurchase outstanding shares at the average market price during the year. In computing Basic Earnings Per Common Share in 2002, net income was reduced by dividends declared on the Redeemable Convertible Preferred Stock issued in the first quarter of 2002. Such dividends declared were $2,540,000 (an impact of $0.08 per common share) and would amount to $3,875,000 on an annual basis when, and if, declared. For purposes of computing Diluted Earnings Per Common Share, and only if such calculation results in dilution, Preferred Stock dividends will not reduce earnings; however, the weighted average shares outstanding would increase by 6,493,500 common shares representing the amount of common shares into which such Preferred Stock is currently convertible. A reconciliation of the Basic and Diluted shares is provided below (in thousands):

	2000	2001	2002

Weighted average common shares outstanding — Basic	27,820	28,090	30,410
Additional common shares issuable for stock options	450	—	50

Common shares — Diluted	28,270	28,090	30,460

      For the year ended December 31, 2001, approximately 253,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per common share because the effect was antidilutive.

      Derivative Financial Instruments: The Company accounts for derivative instruments pursuant to Financial Accounting Standards Board (FASB) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company utilizes hedging activities primarily in its foreign subsidiaries to limit foreign currency exchange rate risk on receivables and to offset the impact of currency rate changes with regard to certain intercompany payables and foreign denominated purchase obligations. The Company does not enter into derivative instruments for trading or speculative purposes.

      Product Warranties: The Company maintains a reserve for product warranties based upon expected settlement charges for pending claims and an estimate of unreported claims derived from experience, volume, and product sales mix.

      Reclassifications: Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform to the 2002 presentation.

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

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions than were included under the previous

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standards. The Company implemented SFAS No. 144 on January 1, 2002, as required, and the adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. The Company expects to implement certain cost reductions in 2003 at a cost of approximately $1.0 million to $3.0 million in 2003 pursuant to the requirements of this standard.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require the disclosure of product warranties that are excluded from the initial recognition and initial measurement requirements of this Interpretation. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued after December 31, 2002. Product warranties are disclosed in Note 6 of the Consolidated Financial Statements. The Company believes the adoption of FIN 45 will not, at this time, have a material impact on its consolidated financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not require companies to account for employee stock options using the fair value method but does require additional footnote disclosures. The Company presents the disclosure requirements of SFAS No. 123 in Note 5.

Note 2: Financing

      Long-term obligations consisted of the following (amounts in thousands):

	2001	2002

Credit agreement borrowings	$73,677	$8,068
Floating rate industrial revenue bonds due 2012-2025	11,900	11,900
Senior notes payable due 2003-2007	62,000	51,167
Capital lease obligations (See Note 6)	5,357	5,400
Other	965	826

	153,899	77,361
Less current maturities	(12,318)	(13,277)

	$141,581	$64,084

      As a result of the Company’s Redeemable Convertible Preferred Stock offering in March 2002, we permanently reduced our domestic revolving credit agreement commitment from $105,000,000 to $76,881,000. This agreement expires on December 31, 2003. Of this commitment, $14,140,000 has been utilized for the issuance of letters of credit relating principally to the Company’s industrial revenue bonds.

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no outstanding borrowings under this domestic revolving credit agreement at December 31, 2002. The balance of funds available may be utilized for borrowings or other letters of credit; however, a maximum of $25,000,000 may be allocated to letters of credit. At December 31, 2002, $62,741,000 was available under this agreement. This agreement is collateralized by substantially all domestic assets. The Company has also pledged 65% of the stock of applicable foreign subsidiaries and a guarantee is provided by certain domestic subsidiaries in support of this obligation. Interest may be determined on a LIBOR or prime rate basis at the Company’s option. The Company has agreed to pay a facility fee in the range of 0.375% to 0.5% per annum on the total amount of the commitment. During 2002, the average interest rate for all domestic credit agreement borrowings was 3.6%.

      The Company also has $41,124,000 of short-term credit lines which may be utilized by certain of its foreign subsidiaries. At year end, there were $362,000 of borrowings under these agreements. Credit agreement borrowings also include long-term arrangements at fixed and variable rates with the Industry Ministry of Italy totaling $3,663,000 (due 2003-2017), and fixed and variable rate borrowings with international banks of $4,043,000 (due 2003-2008). These arrangements bear interest based on predetermined fixed rates and LIBOR. Long-term debt also includes capital lease obligations of $5,400,000 at December 31, 2002, which results primarily from the sale and leaseback of a building at one of our European subsidiaries. During 2002, the average interest rate for all foreign credit arrangements approximated 2.4%.

      The floating rate industrial revenue bonds bear interest at rates based upon a short-term tax exempt bond index, as defined in the agreements, which approximated 1.2% at December 31, 2002. During 2002, the average interest rate for all industrial revenue borrowings approximated 1.4%.

      In 1997, the Company issued $65,000,000 of notes in a private placement transaction. The outstanding balance of $51,167,000 at December 31, 2002 is due in years 2003 through 2007. These notes originally had a weighted average life of 7 1/2 years and have a weighted average interest rate of 6.65%. The notes are collateralized and rank equally with the Company’s other secured indebtedness, as discussed above.

      The aggregate maturities of long-term obligations for the years 2003 through 2007 are as follows (amounts in thousands):

2003	$13,277
2004	9,607
2005	9,630
2006	9,731
2007	18,703

      The Company’s domestic borrowing agreements include various restrictive covenants as to the amount and type of indebtedness, investments and guarantees, maintenance of net worth, liquidity, earnings before interest, taxes, depreciation and amortization, the purchase or redemption of the Company’s shares, the disposition of assets of the Company not in the ordinary course of business, a change in control and acquisitions. The Company was in compliance with these covenants at December 31, 2002. The Company’s debt agreements restrict, under limited circumstances, its ability to pay cash dividends, without the bank’s consent. Further, the Company’s ability to pay cash dividends may be dependent, in part, on its subsidiaries’ ability to make cash dividends and other payments to the Company.

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3: Other Assets, Liabilities and Accumulated Other Comprehensive Loss

      Other assets consisted of the following (amounts in thousands):

	2001	2002

Capitalized computer software and database files	$7,446	$7,494
Cash surrender value of insurance policies	9,368	11,241
Other	16,577	14,672

	$33,391	$33,407

      Other intangible assets included in other assets, excluding goodwill, were as follows (amounts in thousands):

	Weighted
	Average	2001			2002
	Original Useful
	Lives (in	Original	Accumulated	Carrying	Original	Accumulated	Carrying
	years)	Costs	Amortization	Value	Costs	Amortization	Value

Amortizable Intangible
Assets:
Capitalized software	10	$24,536	$(17,090)	$7,446	$28,333	$(20,839)	$7,494
Patents	5	995	(557)	438	1,283	(906)	377
Other	3	1,551	(604)	947	426	(257)	169

Total		$27,082	$(18,251)	$8,831	$30,042	$(22,002)	$8,040

      Amortization expense for the fiscal years ended 2001 and 2002 was approximately $3,800 and $3,600, respectively.

      Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the next five fiscal years is as follows (amounts in thousands):

Amortization
Fiscal Year	Expense

2003	$3,487
2004	1,637
2005	1,075
2006	684
2007	567

      Other liabilities consisted of the following (amounts in thousands):

	2001	2002

Minority interest	$287	$455
Long-term pension and postretirement benefit obligations	10,158	17,881
Other	5,327	5,292

	$15,772	$23,628

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accumulated other comprehensive loss consisted of the following (amounts in thousands):

	2001	2002

Foreign currency translation adjustment	$28,052	$5,498
Minimum pension liability adjustments, net of tax benefit	2,664	7,595
Fair value of derivative instruments	(45)	150

	$30,671	$13,243

Note 4: Redeemable Convertible Preferred Stock

      On March 20, 2002, the Company issued 1,000,000 shares of redeemable Series D 7.75% Convertible Preferred Stock (“Preferred Stock”) which has a liquidation preference of $50.00 per share.

      Dividends on the Preferred Stock may be paid in cash, common stock, or a combination thereof. Unpaid and/or undeclared dividends do not accumulate, but the number of common shares that the Preferred Stock holders are entitled to receive upon conversion of the Preferred Stock will automatically increase, as specified in the Company’s Certificate of Incorporation. In 2002, all dividends were paid in cash.

      Each share of Preferred Stock is convertible at the option of the holder at any time into shares of common stock of the Company, par value $1 per share, at an initial conversion rate of $7.70 per share (equivalent to a conversion rate of 6.4935 shares of common stock at a liquidation preference of $50.00), subject to adjustment under certain conditions, including the occurrence of certain change of control transactions. On or after February 20, 2005, the Company may, at its option as discussed below, cause all of the outstanding shares of Preferred Stock to be automatically converted into common stock at the then prevailing conversion ratio. The Company may exercise that conversion right if, for at least 20 trading days within any consecutive 30-day trading period (including the last trading day), the closing price of its common stock equals or exceeds 125% of the then prevailing conversion price of the Preferred Stock.

      Subject to legal availability of funds, the shares of Preferred Stock are mandatorily redeemable by the Company for cash at their liquidation preference on or after February 15, 2014 (unless previously converted into common shares of the Company) and are not redeemable by the Company before that date.

      The net proceeds from the issuance of $46,791,000, after deducting the underwriters discount and issuance costs, were used to repay a portion of the Company’s outstanding indebtedness under its domestic revolving credit facility. The underwriting discount and expenses of the offering, aggregating $3,209,000, were charged directly to retained earnings.

Note 5: Capital Stock and Stock Compensation Plans

      The Company is authorized to issue up to 50,000,000 shares of common stock, $1.00 par value, and 3,000,000 shares of preferred stock, without par value, in one or more series. In addition, 500,000 shares of Series C Junior Participating Preferred Stock are authorized for issuance under the Company’s Stockholder Rights Plan. The Company can fix the powers, designations, preferences and rights of each of the preferred stock series.

      The Company has two active stock option plans, the 1992 Stock Plan and the 1994 Non-Employee Directors Stock Option Plan (1994 Stock Plan).

      The 1992 Stock Plan provides for the granting of options (and restricted shares as discussed below) to key employees as determined by the Management Compensation Committee of the Board of Directors. In 2002, the Plan was amended to, among other things, increase the shares available for grant by 1,500,000

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares. The total number of shares for which the Company may now grant options and award restricted shares of common stock under the 1992 Stock Plan cannot exceed 5,028,221 shares, subject to certain adjustments. Options are awarded at a price not less than the fair market value on the date the option is granted, have a ten-year term whereby 50% of the option shares vest after two years and an additional 25% in each of years three and four, with accelerating vesting upon a change in control. Options may contain stock appreciation rights under which the Company, upon request of the optionee, may, at its discretion, and subject to the approval of the aforementioned Compensation Committee, purchase the exercisable portion of an option for cash and/or shares at a price equal to the difference between the option price and the market price of the shares covered by such portion of the option in lieu of issuing shares upon exercise. There were no exercises of stock appreciation rights in 2000, 2001 and 2002.

      Pursuant to the 1994 Stock Plan, the total number of shares to be issued may not exceed 500,000 shares. Each Non-Employee Director (other than the Chairman and Vice Chairman) automatically receives an option to purchase 3,000 shares of common stock per year (“Formula Awards”). Each new Non-Employee Director automatically receives an option to purchase 4,000 shares of common stock on the date such new director joins the Board of Directors. The Plan also permits discretionary grants to directors who are not receiving Formula Awards. Formula Awards and discretionary awards granted under the 1994 Stock Plan have a ten-year term and vest in the same manner as the 1992 Stock Plan, subject to certain accelerated vesting upon cessation of service.

      In addition to the foregoing, certain Non-Employee Directors may receive non-qualified discretionary awards of options to purchase shares of common stock which are not pursuant to the 1994 Stock Plan. These options which are awarded at a price not less than the fair market value on the date granted, have a ten-year term and either vest 33 1/3% on each of the first, second and third anniversaries of the grant or vest in the same manner as the 1992 and 1994 Stock Plans, depending upon the grant. Additionally, such non-qualified awards are subject to certain accelerated vesting upon cessation of service.

      The following table summarizes the status of outstanding options as of December 31, 2002:

Stock Options Outstanding		Weighted Average		Stock Options Exercisable

Range of Exercise		Contractual	Exercise		Weighted Average
Prices	Shares	Life	Price	Shares	Exercise Price

$4.12 -$11.63	1,423,500	7.34 years	$6.93	669,150	$7.43
$12.68 - $19.97	1,770,103	5.61 years	$15.35	1,135,703	$16.00
$20.50 - $28.00	364,324	3.21 years	$21.57	364,324	$21.57

$4.12 - $28.00	3,557,927	6.06 years	$12.62	2,169,177	$14.29

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity for the three years ended December 31, 2002 is summarized as follows:

		Weighted Average
	Shares	Exercise Price

Balance, December 31, 1999	2,623,764	$13.10
Granted (weighted average fair value $10.52)	613,000	$16.36
Exercised	(85,838)	$8.89
Terminated and cancelled	(89,965)	$14.99

Balance, December 31, 2000	3,060,961	$13.82
Granted (weighted average fair value $8.60)	429,450	$12.73
Exercised	(136,943)	$6.85
Terminated and cancelled	(118,172)	$15.52

Balance, December 31, 2001	3,235,296	$13.91
Granted (weighted average fair value $4.24)	589,000	$6.11
Exercised	(1,500)	$6.94
Terminated and cancelled	(264,869)	$13.88

Balance, December 31, 2002	3,557,927	$12.62

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for stock option grants: expected volatility of 60%, 65% and 69%, risk free interest rates of 6.09%, 5.16% and 4.85%, and expected lives of 7.1, 7.4 and 7.2 years for 2000, 2001 and 2002, respectively. The calculations assume no future common stock dividend payments.

      Restricted stock awards made to date under the 1992 Stock Plan were issued at no cash cost to the recipients; however, such employees generally agreed to forego salary increases and new stock option grants for a period of two years, other than for exceptional promotions. The restricted shares generally vest in 25% increments in the seventh, eighth, ninth and tenth year from the year of award. An accelerated vesting schedule may be triggered if certain performance targets are achieved or upon a change in control. Generally, the vesting of 50% of such shares may be accelerated (but not sooner than three years from the award year) based upon the average sale price of the Company’s stock price during a period of 91 consecutive calendar days exceeding specified target levels or upon a change in control. The remaining 50% of such shares may be accelerated based on average earnings per common share over three consecutive years exceeding specified target levels beginning with the award year. Restricted shares are subject to forfeiture in certain circumstances as defined in the 1992 Stock Plan.

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restricted stock activity for the three years ended December 31, 2002 is summarized as follows:

Shares

Balance, December 31, 1999	234,299
Granted (weighted average fair value $13.94)	15,000
Vested	(28,524)
Terminated and cancelled	(6,518)

Balance, December 31, 2000	214,257
Granted	—
Vested	(36,419)
Terminated and cancelled	—

Balance, December 31, 2001	177,838
Granted	—
Vested	(50,988)
Terminated and cancelled	—

Balance, December 31, 2002	126,850

      Unearned compensation with respect to restricted shares, representing the fair value of the restricted shares at the date of award, is charged to earnings over a ten-year period or the period of actual vesting (if accelerated) whichever is shorter. Compensation expense with respect to restricted shares, net of forfeitures, amounted to $313,000 in 2000, $310,000 in 2001 and $249,000 in 2002.

      At December 31, 2001 and 2002, 3,790,737 and 11,790,837 common shares, respectively, were reserved for outstanding stock options, future grants of stock options and restricted shares under all Stock Plans and conversion of the convertible preferred stock issued in 2002.

      If the Company had elected to recognize compensation cost for its stock based compensation plans based on the fair value determined pursuant to the Black-Scholes option pricing model at the grant dates for awards under those plans in accordance with SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts below (amounts in thousands, except per common share data):

	2000	2001	2002

Net income (loss):
As reported	$12,053	$(1,823)	$3,395
Plus: Stock-based employee compensation (net of tax) included in net income	—	—	—
Less: Stock-based employee compensation (net of tax) using the fair value method	(1,917)	(2,586)	(2,584)

Pro forma	$10,136	$(4,409)	$811

Earnings (loss) per common share, basic and diluted:
As reported	$0.43	$(0.06)	$0.03
Pro forma	$0.36	$(0.16)	$(0.06)

Note 6: Commitments and Contingencies

      The Company’s leases consist primarily of facilities and equipment and expire between 2003 and 2011. A number of leases require that the Company pay certain executory costs (taxes, insurance and

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance) and may contain renewal and purchase options. Annual rental expense for operating leases included in results from continuing operations approximated $4,942,000 in 2000, $5,700,000 in 2001 and $7,600,000 in 2002. Future minimum payments under noncancellable operating and capital leases as of December 31, 2002 were as follows (amounts in thousands):

	Operating	Capital

2003	$7,785	$1,224
2004	6,760	1,101
2005	4,440	849
2006	3,705	866
2007	3,390	836
Thereafter	8,190	1,679

Total minimum lease payments	$34,270	6,555

Less amount representing interest		(1,155)

		$5,400

      Assets recorded under capital leases at December 31, 2002 are included in Property, Plant and Equipment as follows (amounts in thousands):

2002

Land	$515
Buildings	6,080
Machinery and equipment	1,648

8,243
Less accumulated amortization	(3,636)

$4,607

      The Company is self-insured for health care and workers’ compensation up to predetermined amounts above which third party insurance applies. The Company is fully insured through third party insurance for general liability and product liability. The Company is contingently liable to insurance carriers under its workers’ compensation and liability policies and has provided letters of credit in favor of these carriers in the amount of $700,000.

      On December 11, 2001, a lawsuit was filed against the Company in the United States District Court for the District of Delaware by a competitor, True Position, Inc., and its subsidiary, KSI, Inc. In their original complaint, the plaintiffs alleged that the Company, through its Grayson Wireless Division, infringed three patents in connection with the Company’s GEOMETRIX wireless geolocation business. On July 16, 2002, the plaintiffs amended their complaint to include four additional patents in the lawsuit. In the Company’s answer to the original complaint, filed on January 18, 2002, and to the amended complaint, filed July 30, 2002, it has denied all of the plaintiffs’ allegations and has asserted counterclaims against the plaintiffs for infringement of one of the Company’s patents and for tortious interference with the Company’s business relationships. The Company believes that it has meritorious defenses against the claims asserted by the plaintiffs and intends to vigorously defend the lawsuit. However, the Company cannot give assurance that it will ultimately prevail in this action. Whether the Company ultimately wins or loses, litigation could be time-consuming and costly and injure its reputation. If the plaintiffs prevail in this action, the Company may be required to negotiate royalty or license agreements with respect to the patents at issue and may not be able to enter into such agreements on acceptable terms. Any limitation on the Company’s ability to provide a service or product could cause it to lose revenue-generating

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opportunities and require it to incur additional expenses. The Company may also be required to indemnify customers for any expenses or liabilities resulting from the claimed infringements. These potential costs and expenses, as well as the need to pay any damages awarded in favor of the plaintiffs, could adversely affect the Company’s business, financial position, results of operations or cash flow.

      The Company is also a party to various other legal proceedings, lawsuits and other claims arising in the ordinary course of its business involving such matters as contract disputes, product liability, casualty claims, employment practices and intellectual property infringement. The Company does not believe that such other litigation, if adversely determined, would have a material adverse effect on the Company’s business, financial position, results of operations or cash flow.

      The Company is subject to federal, state and local laws designed to protect the environment and believes that, as a general matter, its policies, practices, and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company. The Company has identified potential environmental damage at one formerly occupied manufacturing facility. In this regard, the Company has engaged a contractor to evaluate the site and determine the cost, if any, to resolve environmental damage at this site. While the ultimate cost cannot yet be specifically determined, the Company currently believes the costs of remediation will not exceed $450,000. The Company also believes it is reasonably possible that environmental related liabilities may exist with respect to one industrial site formerly occupied by the Company. Based upon environmental site assessments, the Company believes that the cost of any potential remediation, for which the Company may ultimately be responsible, will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flow.

      The Company has product warranty obligations which continue after the sale of goods or services has taken place. A product warranty reserve is recorded at the time of sale based on estimated future costs to be incurred related to the warranty. The Company maintains a reserve for product warranties based upon expected settlement charges for pending claims and an estimate of unreported claims derived from experience, volume, and product sales mix.

      The following is an analysis of product warranty reserves (amounts in thousands):

	Balance at	Charged to		Balance at
	Beginning of	Cost of	Net	End of
	Year	Sales	Deductions	Year

2002	$1,799	555	(269)	$2,085

Note 7: Pension and Post Retirement Plans

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

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension cost for the Company’s plans included the following components (amounts in thousands):

	2000	2001	2002

Service cost benefits earned during the year	$1,006	$1,081	$965
Interest cost on the projected benefit obligation	2,496	2,685	2,826
Actual (income) loss on plan assets	(868)	1,619	2,504
Net curtailment/settlement gain	(1,160)	(7)	(7)
Net amortization and deferral	(2,237)	(4,488)	(4,738)

Net periodic pension (income) cost	$(763)	$890	$1,550

      A reconciliation of the plans’ projected benefit obligation, fair value of plan assets, and funded status is as follows (amounts in thousands):

	2001	2002

Projected benefit obligation:
Balance, beginning of year	$35,451	$38,734
Service cost	1,081	965
Interest cost	2,685	2,826
Benefits paid and plan expenses	(2,480)	(2,399)
Loss recognized	2,099	4,373
Settlements and other	(102)	(328)

	$38,734	$44,171

Fair value of plan assets:
Balance, beginning of year	$31,763	$28,038
Loss on assets	(1,619)	(2,504)
Employer contributions	374	2,104
Benefits paid and plan expenses	(2,480)	(2,399)

	$28,038	$25,239

Funded Status:
Projected benefit obligation	$(38,734)	$(44,171)
Fair value of plan assets	28,038	25,239

Unfunded obligation	(10,696)	(18,932)
Unrecognized:
Net loss	5,563	14,538
Prior service cost	1,603	1,363
Additional minimum liability recognized	(4,876)	(13,021)

Net accrued liability	$(8,406)	$(16,052)

      Plan assets consist principally of equity securities (including 92,000 common shares of the Company).

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      With respect to all of the Company’s pension plans, the accumulated pension obligation exceeded the fair value of the plan assets, as follows (amounts in thousands):

	2001	2002

Accumulated benefit obligation	$36,424	$41,236
Related fair value of plan assets	$28,038	$25,239

      The rates used in determining pension cost for the plans were:

	2000	2001	2002

Discount rate	7.75%	7.50%	7.25%
Expected rate of increase in compensation	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	9.75%	9.75%	9.75%

      The actuarial rate assumptions used to determine the projected benefit obligations at December 31, 2002 were as follows: discount rate 6.5%, annual compensation increase 4.5% and expected return on plan assets 9.0%.

      The Company provides health care and life insurance benefits for certain retired employees who reach retirement age while working for the Company. The components of the expense for post-retirement health care and life insurance benefits are as follows (amounts in thousands):

	2000	2001	2002

Service cost benefits attributed to service during the year	$—	$—	$—
Interest cost on accumulated post retirement benefit obligation	114	124	125
Amortization of (gain) loss	(6)	4	5

Net post retirement health care cost	$108	$128	$130

      The components of the accumulated post-retirement health and life insurance benefit obligations (all of which are unfunded) are as follows (amounts in thousands):

	2000	2001	2002

Retirees	$1,641	$1,707	$1,850
Fully eligible active plan participants	80	86	71
Unrecognized net loss	(32)	(41)	(124)

Accumulated post retirement benefit obligations	$1,689	$1,752	$1,797

      A reconciliation of the accumulated obligation is as follows (amounts in thousands):

	2001	2002

Balance as of January 1	$1,689	$1,752
Net post retirement benefit cost:
Interest cost	124	125
Amortization of losses	4	5
Actual benefits paid	(65)	(85)

Balance as of December 31	$1,752	$1,797

      The discount rates used in determining the accumulated post-retirement benefit costs and obligations were the same as for the above mentioned pension obligations.

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The actuarial calculation assumed a health care cost trend rate of 8.4% in 2000, 8.0% in 2001 and 7.6% in 2002. The assumed trend rate was reduced based on the most current data. The assumed rate decreases approximately 0.4% per year through the year 2009 to 5.0% and remains constant beyond that point. Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change (plus or minus) in the assumed health care cost trend rules would have the following effects (amounts in thousands):

	Plus 1%	Minus
	Point	1% Point

Effect on total of service and interest cost components	$4	$(4)
Effect on post-retirement benefit obligation	$65	$(58)

Note 8: Income Taxes

      Information with respect to income taxes in continuing operations is as follows (amounts in thousands):

	2000	2001	2002

Income (loss) before taxes and minority interests:
Domestic	$7,850	$(5,712)	$21,333
Foreign	10,524	2,961	(10,667)

	$18,374	$(2,751)	$10,666

Provision for (benefit from) income taxes:
Current:
Federal	$(6,122)	$(7,707)	$6,360
Foreign	7,636	3,895	1,399
State and local	340	300	370

	1,854	(3,512)	8,129

Deferred:
Federal	5,528	678	(1,909)
Foreign	720	1,765	(2,275)
State and local	(572)	(4)	(172)

	5,676	2,439	(4,356)

	$7,530	$(1,073)	$3,773

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the provision for (benefit from) income taxes at the U.S. Federal statutory rate of 35% to the reported tax is as follows (amounts in thousands):

	2000	2001	2002

Provision for (benefit from) taxes computed at the U.S. federal statutory rate	$6,431	$(963)	$3,733
State and local income taxes, net of federal income tax effect	418	192	69
Net lower tax rates on foreign income	(404)	(2,833)	(5,008)
Impact of non-deductible goodwill amortization	2,680	2,736	—
Benefit of foreign sales corporation and other tax credits	(400)	(450)	(488)
Impact of valuation allowances	—	—	5,344
Other, net	(1,195)	245	123

	$7,530	$(1,073)	$3,773

      The following table summarizes the total provision for (benefit from) income taxes (amounts in thousands):

	2000	2001	2002

Continuing operations	$7,530	$(1,073)	$3,773
Discontinued operations	700	—	—
Allocated to equity:
Employee stock plans	(1,630)	(413)	—
Unfunded pension obligations	—	(1,630)	(3,017)

	$6,600	$(3,116)	$756

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets (liabilities) are comprised of the following as of December 31, 2001 and 2002 (amounts in thousands):

	2001	2002

Gross deferred tax assets:
Inventory	$6,372	$8,520
Bad debt reserves	800	622
Pensions and deferred compensation	4,992	7,607
Tax credit carryforwards	4,429	4,920
Plant consolidation reserves	956	892
Net operating loss carryforwards	22,541	17,366
Depreciation	2,226	1,866
Other	223	1,283

	42,539	43,076

Gross deferred tax liabilities:
Intangible assets	(2,630)	(2,830)
Withholding taxes	(4,955)	—
Other	(4,909)	(3,214)

	(12,494)	(6,044)

Net deferred tax asset before valuation allowance	30,045	37,032
Valuation allowance	—	(5,344)

Net deferred tax assets	$30,045	$31,688

      During 2000, 2001 and 2002, general business tax credits of approximately $620,000, $540,000 and $400,000 generated in the respective years were used to reduce the provision for U.S. Federal income taxes. At December 31, 2002, the Company also has available alternative minimum tax credits in the amount of $476,000 available to reduce future Federal income tax liabilities.

      In general, United States income taxes or foreign withholding taxes are not provided on undistributed earnings of the Company’s foreign subsidiaries because of the intent to reinvest these earnings. The amount of undistributed earnings which are considered to be indefinitely reinvested is approximately $64,100,000 at December 31, 2002. While the amount of federal income taxes, if such earnings are distributed in the future, cannot now be determined, such taxes may be reduced by tax credits and other deductions. The Company has provided U.S. income taxes on undistributed earnings in China that are not indefinitely reinvested in the amount of $2,400,000 for which the U.S. tax provision is $850,000.

      The Company has U.S. net operating loss carryforwards totaling approximately $76,300,000, which are available to reduce future taxable income and expire in 2018 through 2021. At December 31, 2002, the Company has recorded a net U.S. deferred tax asset pertaining to the recognition of the benefit on the aforementioned operating loss carryforwards, net deductible temporary differences and tax credits in the amount of approximately $40,200,000. The Company has not provided any valuation allowance with respect to this asset, as it believes its realization is “more likely than not.” This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable to utilize the operating loss carryforwards, as well as various tax, business and other planning strategies available to the Company. We cannot assure you that we will be able to realize this asset or that future valuation allowances will not be required. The failure to utilize this asset would adversely affect our results of operations and financial

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position. The Company has provided a valuation allowance of $5,344,000 with respect to net operating losses and deferred tax assets in certain of our European operations.

Note 9: Industry Segment and Geographic Data

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

      The Company provides products and services on a global basis to many of the world’s largest wireless communications original equipment manufacturers (OEMs) and carriers. The Company supplies many different customized Base Station Subsystems and Components that are incorporated in cell sites including filters, duplexers, power amplifiers, combiners, microwave radios and related products. Repeaters and In-Building Coverage Products support both coverage and capacity enhancements for carriers. These products include repeaters, distributed antenna systems, bi-directional boosters as well as test equipment and analysis software. The Base Station and Mobile Antenna product line manufactures a comprehensive line of base station and mobile antennas serving all major wireless standards and frequencies. The Geolocation Products product line manufactures, installs and services a network based geolocation solution that enables carriers to determine the location of wireless callers without the need for the caller to have a special handset.

      The Wireless Engineering and Consulting Services segment provides frequency planning and microwave coordination services as well as network design and field engineering services to wireless communication carriers.

      The following shows the operating results and asset positions for each of the reportable segments for the years ended December 31, 2000, 2001 and 2002 (amounts in thousands):

	2000	2001	2002

Sales to external customers:
Wireless communications equipment:
Base station subsystems and components	$190,934	$182,964	$143,255
Repeaters and in-building coverage products	78,751	94,523	94,200
Base station and mobile antennas	97,820	88,218	75,209
Geolocation products	—	7,846	88,657

Total Wireless communications equipment	367,505	373,551	401,321
Wireless engineering and consulting services	25,103	21,050	15,654

Total sales	$392,608	$394,601	$416,975

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000	2001	2002

Operating income:
Wireless communications equipment	$38,226	$21,159	$26,013
Wireless engineering and consulting services	4,426	1,025	(958)

	42,652	22,184	25,055
Goodwill amortization	(7,822)	(7,901)	—
General corporate expenses	(7,423)	(6,787)	(7,388)

Operating income	$27,407	$7,496	$17,667

Segment Assets:
Wireless communications equipment	$261,495	$293,084	$295,953
Wireless engineering and consulting services	13,676	12,360	9,737

	275,171	305,444	305,690
Goodwill	129,190	140,995	139,126
Deferred income taxes	48,115	42,061	41,845
General corporate assets	21,532	24,507	43,377

Total assets	$474,008	$513,007	$530,038

Depreciation and software amortization:
Wireless communications equipment	$12,830	$14,440	$13,068
Wireless engineering and consulting services	2,955	2,825	2,201
Fixed asset and capitalized software additions:
Wireless communications equipment	$16,925	$10,510	$7,839
Wireless engineering and consulting services	2,227	1,715	1,335

      The geographic distribution of the Company’s sales and long-lived assets (excluding deferred income taxes) is as follows (amounts in thousands):

	2000	2001	2002

Sales:
United States	$196,783	$184,427	$247,966
Italy	156,189	147,229	116,998
Germany	37,581	59,292	52,700
Other	74,708	90,451	72,084
Intercompany	(72,653)	(86,798)	(72,773)

Total	$392,608	$394,601	$416,975

Long-lived assets:
United States	$185,073	$187,122	$181,144
Italy	13,649	14,004	13,425
Germany	9,041	7,696	8,620
Other	4,825	6,854	7,558

Total	$212,588	$215,676	$210,747

      The geographic distribution of sales is based on where such products are manufactured or services rendered.

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales to two major communications equipment customers accounted for 19.5% and 10.2% of consolidated sales, respectively, in 2002. One major customer also accounted for 10.2% of sales in 2001 and a different customer accounted for 15.2% of consolidated sales in 2000.

Note 10: Acquisitions and Dispositions

      On December 18, 2001, the Company acquired substantially all of the assets and certain liabilities of Bartley R.F. Systems, Inc. (“Bartley”). Bartley designs and manufactures radio frequency (RF) filters, filter related subsystems and other wireless communications infrastructure products principally for wireless OEM’s. The combination of the Company’s Forem division, a leading manufacturer of base station subsystems and components, and Bartley is expected to increase the Company’s market share in the United States for the Company’s Base Station Subsystems and Components product line. The results of Bartley’s operations (insignificant from the date of acquisition through December 31, 2001) were included in the consolidated financial statements beginning January 1, 2002.

      The aggregate purchase price, as ultimately determined, was approximately $22,004,000 including $3,770,000 in cash ($3,160,000 for the repayment of debt, $380,000 in purchase price and $230,000 in related costs of acquisition) and common stock valued at $20,233,000. The value of the 2,271,391 common shares was determined based on the average market price of the Company’s shares over a 5-day period before and after the terms of the acquisition were agreed to and announced. Under the terms of the acquisition agreement, the seller is required to return to the Company a portion of the purchase price in the amount of $2,000,000, based upon the realization of acquired inventory. This amount is included in accounts receivable at December 31, 2002 and was subsequently received in 2003.

      The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Current assets	$7,145
Property, plant and equipment	1,279
Goodwill	21,564

Total assets acquired	29,988

Current liabilities	(7,064)
Long-term debt	(920)

Total liabilities assumed	(7,984)

Net assets acquired	$22,004

      In 2002, goodwill related to this acquisition increased by $1,478,000 pertaining to the finalization of acquisition adjustments principally to inventory, liabilities assumed, and adjustments for the appraised valuation of certain acquired assets. The amount of the goodwill was assigned to the wireless communications equipment segment, all of which is expected to be tax deductible.

      The following supplemental information is presented, on a pro forma basis, for the consolidated results of operations of the Company for fiscal years 2000 and 2001 as though the business combination of Bartley had been completed at the beginning of fiscal year 2000 (amounts in thousands, except per common share data):

	2000	2001

Sales	$437,857	$435,426
Income (loss) from continuing operations	$9,356	$(3,590)
Earnings (loss) per common share from continuing operations (basic and diluted)	$.31	$(.12)

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the preparation of such pro forma information, goodwill was assumed to be amortizable over a 10-year period in accordance with the then existing accounting rules and requirements.

      In 2000, the Company acquired the remaining outstanding 28% minority interest of Telia S.A., bringing its ownership interest to 100%, for a cash payment of $2,193,000.

      On March 1, 1999, the Company sold its Marta Technologies, Inc. (“Marta”) subsidiary, which operated its discontinued centralized automotive emission testing business. Previously contingent purchase price in the amount of $2,000,000 was earned, when, in February 2000, the purchaser was awarded an emissions testing contract. The additional purchase price consideration was in the form of a 12% installment note. Accordingly, in 2000, the Company reported an additional gain of $1,300,000 from disposal of discontinued operations, net of related income taxes of $700,000.

Note 11: Fair Values of Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

      Cash and Short-Term Investments: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

      Long-Term Investments: It is not practicable to estimate the fair value of the Company’s 8% investment in the common and preferred stock of its former specialty rubber products business because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. However, management believes that the carrying amounts recorded at December 31, 2001 and December 31, 2002 reflect the corresponding fair value of such investment.

      Long-Term Debt: The fair values of the Company’s long-term debt either approximate fair value or are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

      Off-Balance Sheet Instruments: The Company utilizes letters of credit to back certain financing instruments, insurance policies and payment obligations. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined. The Company enters into foreign currency contracts to offset the impact of currency rate changes related to accounts receivable and certain payment obligations. The fair value of such contracts are based on quoted market prices of comparable contracts. The contract amounts and fair values of financial instruments at December 31, 2001 and 2002 are as follows (amounts in thousands):

	Contract Amount		Fair Value

	2001	2002	2001	2002

Cash and cash equivalents	$16,368	$48,420	$16,368	$48,420
Non-current investments	4,344	4,344	4,344	4,344
Long-term debt	153,899	77,361	158,809	83,103

	Contract Amount		Fair Value

	2001	2002	2001	2002

Off-balance sheet financial instruments:
Letters of credit	$2,115	$2,240	$2,115	$2,240
Foreign currency contracts	2,330	14,001	2,373	14,152

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12: Special Charges

      In 2000, 2001 and 2002, the Company incurred net pretax special charges pertaining to the discontinuation of certain product lines, the closing and consolidation of manufacturing facilities and other items. Such costs are included in the Consolidated Statements of Operations as follows (amounts in thousands):

	2000	2001	2002

Cost of sales	$106	$997	$1,217
Selling, general and administrative expenses	(141)	1,308	1,523
Research and development costs	—	—	200

Total (income) loss	$(35)	$2,305	$2,940

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

      In 2001, the Company incurred pretax charges of $2,305,000, or $0.05 per basic and diluted share after related income tax effect, with respect to the planned closing and consolidation of the Company’s U.S. base station subsystem and components parts manufacturing facility in Nevada into the newly acquired Bartley manufacturing facility in Massachusetts. These costs include termination costs of substantially all employees at the Nevada manufacturing facility of $570,000, closedown costs of the manufacturing facility of $744,000, a loss on assets principally relating to the disposal of equipment of $591,000 and inventory related charges of $400,000.

      In 2002, the Company incurred pretax charges of $2,940,000, or $0.07 per basic and diluted share after related income tax effect. These costs included charges in connection with headcount reductions at several of the Company’s businesses, discontinuation of certain products, particularly relating to our base station and mobile antenna product line, and additional facility related costs.

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the status of certain exit costs incurred (amounts in thousands, except employee data):

	Severance		Disposition
			of Building
		Number of	and
	Accrual	Employees	Equipment	Other

Accrued balance, December 31, 1999	$1,374	93	$2,271	$517
Additions to the accrual	327	5	393	958
Charged against accrual	(1,482)	(98)	(562)	(1,158)
Accrual adjustment credited to income	—	—	(553)	—

Balance, December 31, 2000	219	—	1,549	317
Additions to the accrual	570	76	576	168
Charged against accrual	(219)	—	(1,524)	(147)

Balance, December 31, 2001	570	76	601	338
Additions to the accrual	2,055	125	400	485
Charged against accrual	(1,514)	(155)	(323)	(745)

Balance, December 31, 2002	$1,111	46	$678	$78

Note 13: Unaudited Quarterly Financial Data

      Quarterly financial data are summarized as follows (amounts in thousands, except per common share data):

	March 31	June 30	Sept. 30	Dec. 31

2001
Sales	$108,543	$105,094	$91,319	$89,645
Gross profit	29,904	27,111	21,442	19,802
Net income (loss)	2,437	846	(1,662)	(3,444)
Earnings (loss) per common share:
Basic and Diluted:
Net income (loss)	$.09	$.03	$(.06)	$(.12)
2002
Sales	$89,869	$91,850	$106,954	$128,302
Gross profit	21,167	22,047	25,809	33,061
Income (loss) before cumulative effect of accounting change	(642)	(662)	2,500	5,596
Cumulative effect of change in accounting principle	—	—	—	(3,397)
Net (loss) income	(642)	(662)	2,500	2,199
Earnings (loss) per common share:
Basic and Diluted:
Income before cumulative effect of accounting change	$(.02)	$(.04)	$.05	$.15
Cumulative effect of change in accounting principle	—	—	—	(.11)
Net (loss) income	$(.02)	$(.04)	$.05	$.04

ALLEN TELECOM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the fourth quarter of 2001, the Company recognized a restructuring charge of approximately $2,305,000, or $0.05 per basic and diluted share after related income tax effect, with respect to the closing and consolidation of the Company’s U.S. base station subsystem and components parts manufacturing facility in Nevada into the newly acquired Bartley manufacturing facility in Massachusetts. Of this cost, approximately $997,000 is included in cost of sales and $1,308,000 in selling, general and administrative expense.

      In 2002, the Company incurred restructuring charges in the amount of $2,940,000, or $.07 per common share, after related income tax effect, in connection with headcount reductions at several of its businesses, discontinuation of certain products, particularly relating to its base station and mobile antenna product line, and additional facility costs related to closing its manufacturing operation in Nevada. These charges included $970,000, recorded in selling, general and administrative expenses, or $.02 per common share, after related income tax effect, in the second quarter of 2002 and $1,970,000, which included $1,217,000 charged to cost of sales, $553,000 to selling, general and administrative expenses and $220,000 to research and development costs, or $.05 per common share, after related income tax effect, in the fourth quarter of 2002.

Note 14: Subsequent Event

      On February 18, 2003, Andrew Corporation (Andrew) and the Company announced the signing of a definitive agreement under which Andrew will acquire the Company in a stock-for-stock transaction. Under the terms of the agreement, which has been unanimously approved by the Board of Directors of both companies, the Company’s shareholders will receive 1.775 shares of newly-issued Andrew stock for each share of the Company that they own. Completion of the transaction, which is expected to occur in the first half of 2003, is subject to approval of shareholders of both companies, expiration of the applicable waiting period under the Hart-Scott-Rodino Act and other customary closing conditions.

ALLEN TELECOM INC.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2002

		Additions
	Balance
	At	Charged to	Charged		Deductions		Balance at
	Beginning	Costs and	to Other		from		End Of
Description	of Period	Expenses	Accounts		Reserves		Period

	(Amounts in Thousands)
Allowance for doubtful accounts:
2002	$3,338	1,329	147	(3)	1,673	(1)	$3,141

2001	$4,739	1,151	—		2,552	(1)	$3,338

2000	$2,537	2,603	—		401	(1)	$4,739

Inventory reserves:
2002	$17,002	19,269	3,879	(4)	6,500	(2)	$33,650

2001	$13,964	10,139	419	(5)	7,520	(2)	$17,002

2000	$20,722	7,507	—		14,265	(2)	$13,964

(1)	Represents the net amount of the write-off of uncollectible accounts (less recoveries) and foreign currency translation changes.

(2)	Represents the net amount of the write-off of inventory (less recoveries) and foreign currency translation changes.

(3)	Represents the net amount of foreign currency translation changes.

(4)	Represents Bartley R. F. Systems, Inc. purchase price adjustments, of which $2,000 was recorded in accounts receivable and $694 in goodwill and $1,185 in foreign currency translation changes.

(5)	Represents reserves acquired related to the purchase of Bartley R.F. Systems, Inc.

EXHIBIT INDEX

Exhibit Numbers

(3)	Certificate of Incorporation and By Laws —
	(a)	Third Restated Certificate of Incorporation (filed as Exhibit (a) to Registrant’s Registration Statement on Form S-8, Registration No. 333-96805, filed July 19, 2002 (Commission file number 1-6016) and incorporated by reference)
	(b)	By-Laws, as amended through February 16, 1999, filed as Exhibit Number 3(c) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998 (Commission file number 1-6016 and incorporated herein by reference)
(4)	Instruments defining the rights of security holders —
	(a)	Rights Agreement, dated as of January 20, 1998, between the Registrant and Harris Trust Company of New York, as Rights Agent (filed as Exhibit Number 4.1 to Registrant’s Form 8-K Registration Statement on Form 8-A, filed on January 9, 1998 (Commission file number 1-6016) and incorporated herein by reference)
	(b)	Credit Agreement, dated as of December 31, 1998, among the Registrant, the Banks signatories thereto, NBD Bank, as Documentation Agent, and Key Bank National Association, as Swing Line Lender, Syndication Agent and Administrative Agent filed as Exhibit 4(b) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998 (Commission file number 1-6016 and incorporated herein by reference)
	(c)	Amendment dated as of July 30, 1999 to the Credit Agreement dated as of December 31, 1998 among Registrant, the Banks signatories thereto, NBD Bank, as Documentation Agent, and Key Bank National Association, as Swing Line Lender, Syndication Agent and Administrative Agent (filed as Exhibit 4(c) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1999 (Commission File Number 1-6016) and incorporated herein by reference)
	(d)	Amendment No. 2, dated as of April 19, 2000, to Credit Agreement dated as of December 31, 1998 among the Registrant, the Banks signatories thereto, NBD Bank, as Documentation Agent, and Key Bank National Association, as Swing Line Lender, Syndication Agent and Administrative Agent (filed as Exhibit 10(a) to Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2000 (Com-mission file number 1-6016) and incorporated herein by reference)
	(e)	Amendment No. 3, dated as of November 15, 2000 to Credit Agreement dated as of December 31, 1998 among the Registrant, the Banks signatories thereto, NBD Bank, as Documentation Agent, and Key Bank National Association, as Swing Line Lender, Syndication Agent and Administrative Agent (filed as Exhibit 4(e) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 2000 (Commission File Number 1-6016) and incorporated herein by reference)
	(f)	Amendment No. 4, dated as of June 19, 2001, to Credit Agreement dated as of December 31, 1998 among the Registrant, the Banks signatories thereto, NBD Bank as Documentation Agent, and KeyBank National Association, as Swingline Lender, Syndication Agent and Administrative Agent (filed as Exhibit 4.1 to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2001 (Commission file number 1-6016) and incorporated herein by reference)
	(g)	Amendment No. 5, dated as of September 28, 2001, to Credit Agreement dated as of December 31, 1998 among the Registrant, the Banks signatories thereto, NBD Bank as Documentation Agent, and KeyBank National Association as Swingline Lender, Syndication Agent and Administrative Agent (filed as Exhibit 4.1 to Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2001 (Commission file number 1-6016) and incorporated herein reference)

i

Exhibit Numbers

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
	(j)	Note Purchase Agreement, dated as of November 1, 1997, among the Registrant and the insurance companies signatories thereto (filed as Exhibit Number 4(c) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated herein by reference)
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
(10)	Material contracts (Other than Exhibit 10(a), all of the exhibits listed as material contracts hereunder are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Report pursuant to Item 14(c) of this Report.)
	(a)	Allen Telecom Inc. 1982 Stock Plan, as amended through November 3, 1987 (filed as Exhibit Number 10(c) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number 1-6016) and incorporated herein by reference)
	(b)	Amendment, dated as of December 4, 1990, to the Allen Telecom Inc. 1982 Stock Plan, as amended (filed as Exhibit Number 10(d) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)
	(c)	Amendment, dated as of June 14, 1995, to the Allen Telecom Inc. 1982 Stock Plan, as amended (filed as Exhibit Number 10.1 to Registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 1995 (Commission file number 1-6016) and incorporated herein by reference)
	(d)	Amendment, dated as of February 28, 1997, to the Allen Telecom Inc. 1982 Stock Plan, as amended (filed as Exhibit Number 10(e) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and incorporated herein by reference)
	(e)	Amendment, dated as of April 28, 2000, to the Allen Telecom Inc. 1982 Stock Plan, as amended (filed as Exhibit Number 10(a) to Registrant’s Form 10-Q Quarterly Report for the quarterly period ended June 30, 2000 (Commission file number 1-6016) and incorporated herein by reference)
	(f)	Form of Restricted Stock Agreement pursuant to the Allen Telecom Inc. 1982 Stock Plan, as amended (filed as Exhibit Number 10(e) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)
	(g)	Allen Telecom Inc. 1992 Stock Plan, as amended and restated as of May 1, 1998 (filed as Exhibit Number 4(e) to Registrant’s Registration Statement on Form S-8, Registration No. 333-51739, filed on May 4, 1998 (Commission file number 1-6016) and incorporated herein by reference)

Exhibit Numbers

(h)	Amendment, dated July 11, 2001, to the Allen Telecom Inc. 1992 Stock Plan, as amended (filed as Exhibit 10.1 to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2001 (Commission file number 1-6016) and incorporated herein by reference)
(i)	Amended and Restated 1992 Stock Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 17, 2002 (Commission file number 1-6016) and incorporated herein by reference)
(j)	Form of Incentive Stock Option to Purchase Stock pursuant to the Allen Telecom Inc. Amended and Restated Stock Plan (filed as Exhibit 10.2 to Registrant’s Form 10-Q Quarterly Report for the Quarter ended June 30, 2002 (Commission file number 1-6016) and incorporated herein by reference)
(k)	Form of Non-Qualified Option to Purchase Stock pursuant to the Allen Telecom Inc. Amended and Restated Stock Plan (filed as Exhibit 10.3 to Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2002 (Commission file number 1-6016) and incorporated herein by reference)
(l)	Form of Restricted Stock Agreement pursuant to Allen Telecom Inc. 1992 Stock Plan (Salary Increase Deferral), dated April 28, 1992, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(g) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
(m)	Form of Restricted Stock Agreement pursuant to Allen Telecom Inc. 1992 Stock Plan (Salary Increase Deferral), dated November 30, 1993, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(g) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1993 (Commission file number 1-6016) and incorporated herein by reference)
(n)	Amendment to Restricted Stock Agreements pursuant to 1992 Stock Plan (Salary Increase Deferral), dated February 22, 1995 (filed as Exhibit Number 10(l) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1994 (Commission file number 1-6016) and incorporated herein by reference)
(o)	Amendment to Restricted Stock Agreements pursuant to 1992 Stock Plan (Salary Increase Deferral), dated April 25, 1997 (filed as Exhibit Number 10 to Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 1997 (Commission file number 1-6016) and incorporated herein by reference)
(p)	Amendment to 1992 Restricted Stock Agreements pursuant to 1992 Stock Plan (Salary Increase Deferral), dated February 17, 1998 (filed as Exhibit Number 10(q) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated herein reference)
(q)	Form of Restricted Stock Agreement pursuant to Allen Telecom Inc. 1992 Stock Plan (Salary Increase Deferral), dated January 12, 1999, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(l) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1998 (Commission file number 1-6016) and incorporated herein by reference)
(r)	Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on September 12, 1989 (filed as Exhibit Number 10(e) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1989 (Commission file number 1-6016) and incorporated herein by reference)

Exhibit Numbers

(s)	Form of Non-Qualified Option to Purchase Stock granted to certain directors of the Registrant on February 19, 1997 (filed as Exhibit Number 10(q) to Registrant’s Form 10-K Annual Report for the Fiscal year ended December 31, 1996 (Commission filed number 1-6016) and incorporated herein by reference)
(t)	Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan (filed as Exhibit A to Registrant’s Proxy Statement dated March 17, 1994 (Commission file number 1-6016) and incorporated herein by reference)
(u)	First Amendment, dated as of February 28, 1997, to the Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan (filed as Exhibit Number 10(s) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and incorporated herein by reference)
(v)	Second Amendment, dated as of February 17, 1998, to the Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan (filed as Exhibit Number 10(r) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated herein by reference)
(w)	Amended and Restated Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan adopted by shareholders on April 27, 2001 (filed as Exhibit A to the Registrant’s Proxy Statement dated March 16, 2001 (Commission file number 1-6016) and incorporated herein by reference)
(x)	Form of Non-Qualified Option to Purchase Stock pursuant to the Allen Telecom Inc. 1994 Non-Employee Directors Stock Option Plan (filed as Exhibit Number 10(o) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1994 (Commission file number 1-6016) and incorporated herein by reference)
(y)	Allen Telecom Inc. Amended and Restated Key Management Deferred Bonus Plan (incorporating all amendments through February 27, 1992) (filed as Exhibit Number 10(i) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
(z)	Amendment, dated as of February 28, 1997, to the Allen Telecom Inc. Amended and Restated Key Management Deferred Bonus Plan (filed as Exhibit Number 10(v) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and incorporated herein by reference)
(aa)	Form of Restricted Stock Agreement pursuant to the Allen Telecom Inc. 1992 Stock Plan and Key Management Deferred Bonus Plan (filed as Exhibit Number 10(j) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
(bb)	Form of Severance Agreement, dated as of September 8, 1999, entered into by the Registrant with certain executive officers, officers and division presidents (filed as Exhibit Number 10(v) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1999 (Commission file number 1-6016) and incorporated herein by reference)
(cc)	Allen Telecom Inc. Master Discretionary Severance Pay Plan, effective January 1, 1993 (filed as Exhibit Number 10(t) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1994 (Commission file number 1-6016) and incorporated herein by reference)
(dd)	First Amendment, dated as of February 28, 1997, to the Allen Telecom Inc. Master Discretionary Severance Pay Plan (filed as Exhibit Number 10(aa) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and incorporated herein by reference)

Exhibit Numbers

(ee)	Allen Telecom Inc. Key Employee Severance Policy adopted by the Registrant on November 3, 1987 (filed as Exhibit Number 10(h) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1987 (Commission file number 1-6016) and incorporated herein by reference)
(ff)	Amendment, dated May 14, 1991, to the Allen Telecom Inc. Key Employee Severance Policy adopted by the Registrant on November 3, 1987 (filed as Exhibit Number 10(n) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
(gg)	Amendment No. 2, dated February 22, 1996, to the Allen Telecom Inc. Key Employee Severance Policy (filed as Exhibit Number 10(x) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1995 (Commission file number 1-6016) and incorporated herein by reference)
(hh)	Amendment No. 3, dated as of September 12, 1996, to the Allen Telecom Inc. Key Employee Severance Policy (filed as Exhibit Number 10 to Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 1996 (Commission file Number 1-6016) and incorporated herein by reference)
(ii)	Amendment No. 4, dated as of February 28, 1997, to the Allen Telecom Inc. Key Employee Severance Policy (filed as Exhibit Number 10(ff) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and incorporated herein by reference)
(jj)	Amendment No. 5, dated as of February 24, 2000, to the Allen Telecom Inc. Key Employee Severance Policy (filed as Exhibit Number 10(b) to Registrant’s Form 10-Q Quarterly Report for the quarter ended March 31, 2000 (Commission file number 1-6016) and incorporated herein by reference)
(kk)	Employment Agreement, dated June 28, 1988, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(m) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1988 (Commission file number 1-6016) and incorporated herein by reference)
(ll)	Amendment, dated as of February 27, 1992, of Employment Agreement, dated June 28, 1988, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(p) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
(mm)	Amendment, dated as of February 26, 1991, of Employment Agreement, dated June 28, 1988, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(n) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)
(nn)	Amended and Restated Post Employment Consulting Agreement, dated as of December 20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(o) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)
(oo)	First Amendment to Amended and Restated Post Employment Consulting Agreement, dated as of February 19, 1997, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(kk) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and incorporated herein by reference)

v

Exhibit Numbers

(pp)	Amended and Restated Supplemental Pension Benefit Agreement, dated as of December 20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(p) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)
(qq)	Amendment, dated as of August 1, 1997, of Amended and Restated Supplemental Pension Benefit Agreement, dated as of December 20, 1990, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(pp) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated herein by reference)
(rr)	Amendment, dated July 7, 2002, of Amended and Restated Supplemental Pension Benefit Agreement, dated as of December 20, 1990, between Registrant and Philip Wm. Colburn (filed as Exhibit No. 10.1 to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission file number 1-6016) and incorporated herein by reference)
(ss)	Split Dollar Insurance Agreement, dated as of July 1, 1991, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(u) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
(tt)	Change in Control Agreement dated as of September 8, 1999, between the Registrant and Philip Wm. Colburn (filed as Exhibit Number 10(ll) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1999 (Commission file number 1-6016) and incorporated herein by reference)
(uu)	Supplemental Pension Benefit Agreement, dated as of December 6, 1983, between the Registrant and J. Chisholm Lyons (filed as Exhibit Number 10 (r) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1983 (Commission file number 1-6016) and incorporated herein by reference)
(vv)	Amendment, dated as of December 20, 1990, of Supplemental Pension Benefit Agreement, dated as of December 6, 1983, between the Registrant and J. Chisholm Lyons (filed as Exhibit Number 10(s) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)
(ww)	Amendment, dated as of August 1, 1997 of Supplemental Pension Benefit Agreement, dated as of December 6, 1983 between the Registrant and J. Chisholm Lyons (filed as Exhibit No. 10(uu) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated hereby reference)
(xx)	Amendment, dated July 7, 2002, of Supplemental Pension Benefit Agreement, dated as of December 6, 1983, between Registrant and J. Chisholm Lyons (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission file number 1-6016) and incorporated herein by reference
(yy)	Post Employment Consulting Agreement, dated as of September 12, 1989, between the Registrant and J. Chisholm Lyons (filed as Exhibit Number 10(s) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1989 (Commission file number 1-6016) and incorporated herein by reference)
(zz)	Amendment, dated as of December 20, 1990, of Post Employment Consulting Agreement, dated as of September 12, 1989 between the Registrant and J. Chisholm Lyons (filed as Exhibit Number 10(u) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1990 (Commission file number 1-6016) and incorporated herein by reference)

Exhibit Numbers

(aaa)	Change in Control Agreement dated as of September 8, 1999 between the Registrant and J. Chisholm Lyons (filed as Exhibit Number 10(rr) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1999 (Commission file number 1-6016) and incorporated herein by reference)
(bbb)	Employment Agreement, dated June 25, 1991, between the Registrant and Robert G. Paul (filed as Exhibit Number 10(x) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1991 (Commission file number 1-6016) and incorporated herein by reference)
(ccc)	Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, between the Registrant and Robert G. Paul (filed as Exhibit Number (kk) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1995 (Commission file number 1-6016) and incorporated herein by reference)
(ddd)	Amendment, dated as of August 1, 1997, of Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, between the Registrant and Robert G. Paul (filed as Exhibit Number 10(zz) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated herein by reference)
(eee)	Second Amendment of Supplemental Target Pension Benefit Agreement for Robert G. Paul, dated July 7, 2002 (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission file number 1-6016) and incorporated herein by reference)
(fff)	Form of Split Dollar Insurance Agreement, dated as of November 1, 1991, entered into by the registrant with certain executive and divisional officers (filed as Exhibit Number 10(bb) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1992 (Commission file number 1-6016) and incorporated herein by reference)
(ggg)	Form of Termination Agreement regarding Split Dollar Life Insurance Policies with Robert G. Paul, Robert A. Youdelman and James L. LePorte, dated as of December 13, 2002
(hhh)	Form of Death Benefit Agreement with Robert G. Paul, Robert A. Youdelman and James L. LePorte, dated as of January 27, 2003
(iii)	Form of Amendment No. 1 to Death Benefit Agreement with Robert G. Paul, Robert A. Youdelman and James L. LePorte, dated as of February 26, 2003
(jjj)	Allen Telecom Inc. Deferred Compensation Plan, effective December 1, 1995 (filed as Exhibit Number 10(mm) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1995 (Commission file number 1-6016) and incorporated herein by reference)
(kkk)	First Amendment to the Allen Telecom Inc. Deferred Compensation Plan dated as of February 28, 1997 (filed as Exhibit Number 10(ww) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and incorporated herein by reference)
(lll)	Allen Telecom Inc. Restoration Plan, effective January 1, 1996 (filed as Exhibit Number 10(nn) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1995 (Commission file number 1-6016) and incorporated herein by reference)
(mmm)	First Amendment to the Allen Telecom Inc. Restoration Plan, dated as of February 28, 1997 (filed as Exhibit Number 10(yy) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and incorporated herein by reference)
(nnn)	Comsearch Division Supplemental Savings Plan, effective January 1, 1995 (filed as Exhibit Number 10(oo) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1995 (Commission file number 1-6016) and incorporated herein by reference)

Exhibit Numbers

	(ooo)	First Amendment to the Comsearch Division Supplemental Savings Plan, dated as of February 28, 1997 (filed as Exhibit Number 10(aaa) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1996 (Commission file number 1-6016) and incorporated herein by reference)
	(ppp)	Amendment No. 2 to Comsearch Division Supplemental Savings Plan, effective as of January 1, 2000 (filed as Exhibit Number 10(ccc) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1999 (Commission file number 1-6016) and incorporated herein by reference)
	(qqq)	Form of Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(pp) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1995 (Commission file number 1-6016) and incorporated herein by reference)
	(rrr)	Form of Amendment, dated as of August 1, 1997, of Supplemental Target Pension Benefit Agreement, dated as of January 1, 1996, entered into by the Registrant with certain executive and divisional officers (filed as Exhibit Number 10(kkk) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated herein by reference)
	(sss)	Allen Telecom Inc. Executive Benefit Plan, as amended and restated effective October 15, 1997 (filed as Exhibit Number 10(jjj) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1997 (Commission file number 1-6016) and incorporated herein by reference)
	(ttt)	Allen Telecom Inc. Executive Benefit Plan, as amended and restated effective June 16, 1999 (filed as Exhibit 10(ggg) to Registrant’s Form 10-K Annual Report for the fiscal year ended December 31, 1999 (Commission file number 1-6016) and incorporated herein by reference)
	(uuu)	Amendment to Allen Telecom Inc. Executive Benefit Plan (filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended September 30, 2002 (Commission file number 1-6016)), and incorporated by reference
(21)	Subsidiaries of the Registrant
(23)	Consent of Deloitte & Touche LLP
(99.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      A copy of any of these Exhibits will be furnished to persons who request a copy upon the payment of a fee of $.25 per page to cover the Company’s duplication and handling expenses.