Form 10-Q
period 2003-03-31
ALLEN TELECOM INC
filed 2003-05-14
CIK 3721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2003

                                       OR

      | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                                                 Yes |X|  No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                 Yes |X|  No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                                                        Outstanding at
      Class of Common Stock                             April 30, 2003
      ---------------------                             --------------
      Par value $1.00 per share                           30,728,695

                               ALLEN TELECOM INC.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                  No.
                                                                                -------
PART  I. FINANCIAL INFORMATION:

         ITEM 1 - Financial Statements:

                  Condensed Consolidated Balance Sheets -
                       March 31, 2003 and December 31, 2002                        3

                  Condensed Consolidated Statements of Income (Loss) -
                       Three Months Ended March 31, 2003 and 2002                  4

                  Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2003 and 2002                  5

                  Condensed Consolidated Statements of Stockholders'
                       Equity - Three Months Ended March 31, 2003 and 2002         6

                  Notes to the Condensed Consolidated Financial Statements       7 - 12

         ITEM 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations            13 - 18

         ITEM 3 - Quantitative and Qualitative Disclosures About
                       Market Risk                                                 19

         ITEM 4 - Controls and Procedures                                          19

PART II. OTHER INFORMATION:

         ITEM 6 - Exhibits and Reports on Form 8-K                              19 - 20

         Signatures                                                                21

         Certifications                                                         22 - 25

         Exhibit Index                                                             26

                               ALLEN TELECOM INC.
                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands)

                                                                  March 31,       December 31,
                                                                    2003              2002
                                                                 -----------      -----------
                                                                 (Unaudited)
ASSETS
   Current Assets:
      Cash and equivalents                                        $  78,751        $  48,420
      Accounts receivable (less allowance for doubtful
         accounts of $3,414 and $3,141, respectively)               100,661          105,463
      Inventories: Raw materials                                     62,610           59,092
                   Work in process                                   32,145           30,117
                   Finished goods                                    12,751           11,265
                                                                  ---------        ---------
          Total inventories (net of reserves)                       107,506          100,474
                                                                  ---------        ---------
      Deferred income taxes                                           6,167            5,480
      Recoverable income taxes                                        3,074           20,379
      Other current assets                                            3,833            2,710
                                                                  ---------        ---------
             Total current assets                                   299,992          282,926
   Property, plant and equipment, net                                38,236           38,214
   Goodwill                                                         139,136          139,126
   Deferred income taxes                                             31,626           36,365
   Other assets                                                      33,797           33,407
                                                                  ---------        ---------
         TOTAL ASSETS                                             $ 542,787        $ 530,038
                                                                  =========        =========
LIABILITIES
   Current Liabilities:
      Notes payable and current maturities of long-term
         obligations                                              $  12,938        $  13,277
      Accounts payable                                               47,238           54,003
      Accrued expenses                                               46,634           36,192
      Income taxes payable                                            2,447            4,443
      Deferred income taxes                                           7,145           10,157
                                                                  ---------        ---------
            Total current liabilities                               116,402          118,702
   Long-term debt                                                    64,300           64,084
   Other liabilities                                                 24,080           23,628
                                                                  ---------        ---------
         TOTAL LIABILITIES                                          204,782          205,784
                                                                  ---------        ---------
REDEEMABLE CONVERTIBLE PREFERRED STOCK
   1,000 shares at redemption value (liquidation preference
       of $50.00 per share)                                          50,000           50,000
                                                                  ---------        ---------
STOCKHOLDERS' EQUITY
   Common stock                                                      32,633           32,502
   Paid-in capital                                                  204,302          203,292
   Retained earnings                                                 75,974           67,322
   Accumulated other comprehensive loss                              (9,549)         (13,243)
   Less: Treasury stock (common shares, at cost)                    (14,409)         (14,612)
             Unearned compensation                                     (946)          (1,007)
                                                                  ---------        ---------
         TOTAL STOCKHOLDERS' EQUITY                                 288,005          274,254
                                                                  ---------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 542,787        $ 530,038
                                                                  =========        =========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        2003            2002
                                                                     ---------        --------
Sales                                                                $ 110,934        $ 89,869

Cost of sales (Note 2)                                                 (72,997)        (68,702)
                                                                     ---------        --------

Gross profit                                                            37,937          21,167

Operating expenses:
    Selling, general and administrative expenses (Note 2)              (17,079)        (13,154)
    Research and development costs (Note 2)                             (8,000)         (6,609)
                                                                     ---------        --------

Operating income                                                        12,858           1,404

Interest expense                                                        (1,391)         (2,500)
Interest income                                                            222             134
                                                                     ---------        --------

Income (loss) before taxes and minority interest                        11,689            (962)

(Provision) benefit for income taxes (Note 3)                           (2,042)            340
                                                                     ---------        --------

Income (loss) before minority interest                                   9,647            (622)

Minority interest                                                          (27)            (20)
                                                                     ---------        --------

Income (loss) from continuing operations                                 9,620            (642)

Cumulative effect of change in accounting principle (Note 1)                --          (3,397)
                                                                     ---------        --------

NET INCOME (LOSS)                                                        9,620          (4,039)

Preferred stock dividends                                                 (968)             --
                                                                     ---------        --------

Income (loss) applicable to common shareholders                      $   8,652        $ (4,039)
                                                                     =========        ========

EARNINGS (LOSS) PER COMMON SHARE:
    Basic:
           Income (loss) from continuing operations                  $     .28        $   (.02)
           Cumulative effect of change in accounting principle              --            (.11)
                                                                     ---------        --------
           Net Income (loss)                                         $     .28        $   (.13)
                                                                     =========        ========
   Diluted:
           Income (loss) from continuing operations                  $     .26        $   (.02)
           Cumulative effect of change in accounting principle              --            (.11)
                                                                     ---------        --------
           Net Income (loss)                                         $     .26        $   (.13)
                                                                     =========        ========

Weighted average common shares:
    Basic                                                               30,570          30,300
    Effect of dilution:
        Stock options                                                      406              --
        Convertible preferred stock                                      6,494              --
                                                                     ---------        --------
    Diluted                                                             37,470          30,300
                                                                     =========        ========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                  2003            2002
                                                                --------        --------
CASH FLOW FROM OPERATIONS:
  Net income (loss)                                             $  9,620        $ (4,039)
  Adjustments to reconcile income to operating cash flow:                              `
     Depreciation                                                  2,544           3,023
     Goodwill impairment charge                                       --           3,397
     Amortization of capitalized software                            634             897
     Other amortization                                              166             150
  Changes in operating assets and liabilities:
     Receivables                                                   4,932          (2,488)
     Inventories                                                  (4,602)         10,083
     Accounts payable and accrued expenses                         1,820          (6,203)
     Income taxes                                                 15,705          (4,177)
     Other, net                                                   (2,559)            (10)
                                                                --------        --------
  CASH PROVIDED BY OPERATING ACTIVITIES                           28,260             633
                                                                --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                         (1,355)         (1,479)
     Capitalized software product costs                             (536)           (419)
     Sales and retirements of fixed assets                           106             164
     Return of purchase price (investment in) acquisition          2,000             (59)
                                                                --------        --------
  CASH PROVIDED (USED) BY INVESTING ACTIVITIES                       215          (1,793)
                                                                --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options                                     1,051              --
     Treasury stock sold to employee benefit plan                    293             180
     Proceeds from (repayment of) borrowings                         142         (49,461)
     Preferred stock dividends                                      (968)             --
     Acquisition of treasury shares                                   --            (167)
     Issuance of preferred stock, net                                 --          47,488
     Collection on installment note receivable                        --           1,100
                                                                --------        --------
  CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       518            (860)
                                                                --------        --------

NET CASH PROVIDED (USED)                                          28,993          (2,020)
Effect of foreign currency exchange rate changes on cash           1,338            (135)
Cash and equivalents at beginning of year                         48,420          16,368
                                                                --------        --------
CASH AND EQUIVALENTS AT END OF PERIOD                           $ 78,751        $ 14,213
                                                                ========        ========

Supplemental cash flow data:
      Cash (paid) refunded during the period for:
            Interest                                            $   (386)       $ (1,492)
            Income taxes                                          14,287          (4,288)

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in Thousands)
                                   (Unaudited)



                                                                 Common       Paid-In   Comprehensive
                                                  Total          Stock        Capital   Income (Loss)
                                                ---------       -------      --------   -------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003:

Beginning Balance, January 1, 2003              $ 274,254       $32,502      $203,292
Net income                                          9,620                                  $ 9,620
Comprehensive income:
  Foreign currency translation adjustments          3,694                                    3,694
                                                                                           -------
     Comprehensive income                                                                  $13,314
                                                                                           =======
Treasury stock reissued                               293                          90
Preferred stock dividends                            (968)
Exercise of stock options                           1,051           131           920
Amortization of unearned compensation                  61
                                                ---------       -------      --------
Ending Balance, March 31, 2003                  $ 288,005       $32,633      $204,302
                                                =========       =======      ========

FOR THE THREE MONTHS ENDED MARCH 31, 2002:

Beginning Balance, January 1, 2002              $ 258,357       $32,500      $203,548
Preferred stock issuance costs                     (3,135)
Comprehensive loss:
  Net loss                                         (4,039)                                 $(4,039)
  Foreign currency translation adjustments         (1,615)                                  (1,615)
                                                                                           -------
     Comprehensive loss                                                                    $(5,654)
                                                                                           =======
Treasury stock reissued                               180                         (12)
Acquisition of treasury stock                        (167)
Amortization of unearned compensation                  62
                                                ---------       -------      --------
Ending Balance, March 31, 2002                  $ 249,643       $32,500      $203,536
                                                =========       =======      ========

                                                                                         Accumulated
                                                                                            Other
                                                Retained  Comprehensive     Treasury       Unearned
                                                Earnings  Income (Loss)       Stock      Compensation
                                                --------  -------------     --------     ------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003:

Beginning Balance, January 1, 2003              $67,322      $(13,243)      $(14,612)      $ (1,007)
Net income                                        9,620
Comprehensive income:
  Foreign currency translation adjustments                      3,694

     Comprehensive income

Treasury stock reissued                                                          203
Preferred stock dividends                          (968)
Exercise of stock options
Amortization of unearned compensation                                                            61
                                                -------      --------       --------       --------
Ending Balance, March 31, 2003                  $75,974      $ (9,549)      $(14,409)      $   (946)
                                                =======      ========       ========       ========

FOR THE THREE MONTHS ENDED MARCH 31, 2002:

Beginning Balance, January 1, 2002              $69,676      $(30,671)      $(15,440)      $ (1,256)
Preferred stock issuance costs                   (3,135)
Comprehensive loss:
  Net loss                                       (4,039)
  Foreign currency translation adjustments                     (1,615)

     Comprehensive loss

Treasury stock reissued                                                          192
Acquisition of treasury stock                                                   (167)
Amortization of unearned compensation                                                            62
                                                -------      --------       --------       --------
Ending Balance, March 31, 2002                  $62,502      $(32,286)      $(15,415)      $ (1,194)
                                                =======      ========       ========       ========

See accompanying Notes to the Condensed Consolidated Financial Statements.

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Significant Accounting Policies:

      General

      In the opinion of the management of Allen Telecom Inc. (the "Company"), the accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the consolidated results of its operations, cash flows and changes in stockholders' equity for the periods ended March 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The year-end 2002 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

      Consolidation Policy

      The Company's consolidated financial statements include the accounts of all wholly owned and majority owned subsidiaries. Intercompany accounts and transactions have been eliminated.

      Goodwill and Other Intangible Assets

      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." This Statement changed the accounting for goodwill from an amortization method to an impairment only approach. Accordingly, the Company ceased amortizing goodwill (including goodwill reported in past business combinations) beginning in 2002. In 2002, the Company completed its initial evaluation of goodwill pursuant to SFAS 142 and recorded an initial charge of $3,397,000 as a cumulative effect of a change in accounting principle. The Company estimates the fair value of goodwill for each of its reporting units. Under SFAS 142, estimated fair values were based upon the expected present value of future cash flows. Goodwill was tested for impairment in the first quarter of 2003, as of January 1, 2003. We test goodwill annually (or more frequently if other impairment indicators exist) as part of the annual forecasting process. The results of this analysis indicated no goodwill impairment review is required.

      Intangible assets subject to amortization are recorded at cost and are amortized over their estimated useful lives unless those lives are determined to be indefinite. An impairment loss on intangible assets subject to amortization would be recognized if the carrying amount is not recoverable and its carrying amount exceeds fair value, as defined. Such assets will be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. All of the Company's intangible assets, other than goodwill, are subject to amortization.

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Significant Accounting Policies (continued):

      Stock-Based Compensation

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 does not require companies to account for employee stock options using the fair value method but does require additional disclosures.

      If the Company had elected to recognize compensation cost for its stock-based compensation plans based on the fair value determined pursuant to the Black-Scholes option pricing model at the grant dates for awards under those plans in accordance with SFAS No. 123, net income and earnings per common share would have been reduced to the pro forma amounts below (amounts in thousands, except per common share data):

                                                                        Three Months Ended
                                                                             March 31,
                                                                       2003            2002
                                                                     ---------       ---------
         Net income (loss):
               As reported ....................................      $   9,620       $  (4,039)
               Plus: Stock-based employee compensation
                    (net of tax) included in net income .......             --              --
               Less: Stock-based employee compensation
                    (net of tax) using the fair value method ..           (633)           (657)
                                                                     ---------       ---------
               Pro forma ......................................      $   8,987       $  (4,696)
                                                                     =========       =========

         Earnings (loss) per common share
               Basic:
                    As reported ...............................      $     .28       $    (.13)
                    Pro forma .................................      $     .26       $    (.15)
               Diluted:
                    As reported ...............................      $     .26       $    (.13)
                    Pro forma .................................      $     .24       $    (.15)

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

2.    Special Charges:

      In the first quarter 2003, the Company incurred $840,000 of restructuring charges ($.02 per basic and diluted common share after related tax effect) in connection with headcount reductions at its Base Station Subsystems and Components product line in North America, as well as its Repeater and In-building Coverage product line in Europe. Of these restructuring charges, $20,000 were included in Cost of sales, $205,000 in Selling, general and administrative expenses and $615,000 in Research and development costs.

      The following is a summary of the status of certain exit costs incurred (amounts in thousands, except employee data):

                                                     SEVERANCE
                                              ------------------------     DISPOSITION
                                                             NUMBER OF     OF BUILDING
                                              ACCRUAL        EMPLOYEES    AND EQUIPMENT       OTHER
                                              -------        ---------    -------------       -----
      Balance, December 31, 2002 ...          $ 1,111            46           $ 678           $ 78
      Additions to accrual .........              820            10              --             20
      Charged against accrual ......             (857)          (43)            (29)           (29)
                                              -------           ---           -----           ----
      Balance, March 31, 2003 ......          $ 1,074            13           $ 649           $ 69
                                              =======           ===           =====           ====

      The term of severance is based on years of service or determined by contractual obligation, and is payable in its entirety through December 31, 2003.

3.    Income Taxes

      The Company recorded a one-time net tax benefit of $2,048,000 (or $.06 and $.05 per basic and diluted common share, respectively) in the first quarter of 2003 resulting primarily from favorable European tax legislation. This one-time net tax benefit reduced the effective tax rate for the first quarter 2003 to 17.5% from an expected ongoing rate of 35% for the full year 2003.

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

4.    Segment Disclosures:

      The following table shows sales to external customers, results of operations and asset positions for the Company's two operating segments (amounts in thousands):

                                                                     Three Months Ended
                                                                          March 31,
                                                                   2003                2002
                                                                ---------           ---------
      Sales to external customers:
         Wireless communications equipment:
            Geolocation products                                $  43,618           $  12,490
            Base station subsystems and components                 32,890              33,707
            Repeater and in-building coverage products             16,419              22,470
            Base station and mobile antennas                       14,244              16,626
                                                                ---------           ---------
               Total wireless communications equipment            107,171              85,293
         Wireless engineering and consulting services               3,763               4,576
                                                                ---------           ---------
               Total sales                                      $ 110,934           $  89,869
                                                                ---------           ---------

      Results of  operations:
         Wireless communications equipment                      $  14,995           $   3,289
         Wireless engineering and consulting services                (461)                (17)
                                                                ---------           ---------
                                                                   14,534               3,272
         General corporate expenses                                (1,676)             (1,868)
                                                                ---------           ---------
               Operating income                                 $  12,858           $   1,404
                                                                ---------           ---------

                                                                            As of
                                                             March 31, 2003     December 31, 2002
                                                             --------------     -----------------
      Segment Assets:
         Wireless communications equipment                      $ 304,567           $ 295,953
         Wireless engineering and consulting services               9,527               9,737
                                                                ---------           ---------
                Total segment assets                              314,094             305,690
         Goodwill                                                 139,136             139,126
         Deferred income taxes                                     37,793              41,845
         Other general corporate assets                            51,764              43,377
                                                                ---------           ---------
               Total assets                                     $ 542,787           $ 530,038
                                                                ---------           ---------

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

5.    Impact of New Accounting Pronouncements:

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The new rules apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. SFAS No. 143 is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 143 had no material impact on the Company's financial statements.

      In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supercedes the guidance provided by Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 only affects the timing of the recognition of the costs to be incurred if an entity makes a decision to exit or dispose of a particular business activity. The Company adopted the provisions of SFAS No. 146 as of January 1, 2003.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued after December 31, 2002. The adoption of FIN 45 had no material impact on the Company's financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment to Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No 149 is applied prospectively and is effective for contracts entered into or modified after June 30, 2003, except for SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and certain provisions relating to forward purchases and sales on securities that do not yet exist. The Company has not determined the effect, if any, that SFAS No. 149 will have on its consolidated financial statements.

                               ALLEN TELECOM INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

6.    Other Matters:

      On February 18, 2003, Andrew Corporation (Andrew) and the Company announced the signing of a definitive agreement under which Andrew will acquire the Company in a stock-for-stock transaction. Under the terms of the agreement, the Company's stockholders will receive 1.775 shares of newly-issued Andrew common stock for each common share of the Company that they currently own. Completion of the transaction, which is expected to occur in the first half of 2003, is subject to approval of shareholders of both companies, expiration of the applicable waiting periods under the anti-trust filings and other customary closing conditions.

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

RESULTS OF OPERATIONS

Summary:

We reported net income of $9.6 million ($.26 per diluted common share) for the first quarter 2003, as compared with a net loss of $0.6 million ($.02 per diluted common share) for the first quarter 2002. Included in the net income for the first quarter 2003 are restructuring charges of $0.8 million ($.02 per diluted common share), transaction costs incurred in connection with the planned acquisition of the Company by Andrew Corporation of $0.5 million ($.01 per diluted common share) and a one-time net tax benefit of approximately $2.0 million ($.05 per diluted common share). For more information on restructuring charges and the one-time tax benefit, please see Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements. Sales increased 23% from $89.9 million in the first quarter 2002 to $110.9 million in the first quarter 2003.

The strong Euro currency relative to the U.S. dollar positively impacted reported sales in the first quarter of 2003 as compared to the first quarter of 2002. As a result of foreign currency rate changes, reported sales in the first quarter 2003 were $6.3 million higher, as compared with the corresponding prior year period, assuming the exchange rate had stayed the same as 2002. The impact on operating earnings was not significant since most costs related to the sales were also incurred in Euro currency.

We expect second quarter 2003 sales to be between $113.0 million and $120.0 million. Our expectations are based on the continuing strength in our geolocation product line and improvements in most other product lines resulting from an improved outlook at some of our OEM customers and on seasonal improvements with many of our products.

Under the Company's contract with its major geolocation customer, there are a number of technological and other benchmarks that we are required to meet. From time to time, the customer has raised concerns regarding our ability to meet certain of the performance benchmarks in a timely fashion. Such concerns are typically resolved by the companies' respective technology and operations departments in the ordinary course of business. We believe that we have met our obligations under the contract and that we will continue to be able to do so in the future in accordance with the terms of the contract. However, if we fail to meet such performance benchmarks, such failure would have a negative impact on our sales, operating margins and income.

                               ALLEN TELECOM INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Wireless Communications Equipment:

Wireless communications equipment sales were up 26% from $85.3 million in first quarter 2002 to $107.2 million in the first quarter 2003. Sales for the geolocation product line increased 249% from $12.5 million in first quarter 2002 to $43.6 million in the first quarter 2003. Second quarter 2003 sales of geolocation products are expected to be very close to first quarter 2003 sales levels to meet specific installation dates mandated by the FCC. Virtually all of the projected geolocation product sales for the second quarter 2003 are in backlog at March 31, 2003. Backlog for this product line was $94.2 million at March 31, 2003.

Sales for the repeaters and in-building coverage products line decreased 27% from $22.5 million in first quarter 2002 to $16.4 million in first quarter 2003. The decrease in sales of repeaters and in-building products was due to lower project sales in Europe and North America. Sales of base station subsystems and components and base station and mobile antenna products decreased from $33.7 million to $32.9 million, or 2.4%, and from $16.6 million to $14.3 million, or 14%, respectively. This decrease in sales of base station subsystems and component products was primarily due to a decrease in sales to U.S. OEM customers which was partially offset by increased sales to customers in Europe and China. Geographically, sales of wireless communications equipment increased from the first quarter 2002 to the first quarter 2003 in all regions except for Latin America, where sales were down $0.5 million from prior year levels primarily due to weaker sales of base station antenna products. The large increase in geolocation product sales, which are all based in the U.S., was partially offset by weaker sales across all other product lines, as wireless carriers and OEMs continued to reduce capital expenditures.

The following table sets forth our wireless communications equipment segment sales by product line:

      SALES BY PRODUCT LINE
      ($ MILLIONS)                                     1Q 2003      1Q 2002
                                                       -------      -------
      Geolocation Products                             $ 43.6       $ 12.5
      Base Station Subsystems and Components             32.9         33.7
      Repeater and In-Building Coverage Products         16.4         22.5
      Base Station and Mobile Antennas                   14.3         16.6
                                                       ------       ------
      Total Wireless Communications Equipment          $107.2       $ 85.3
                                                       ------       ------

Backlog for this segment increased 13% from $140.0 million at December 31, 2002 to $158.7 million at March 31, 2003. The increase was due primarily to increased orders of geolocation products and base station subsystems and components.

                               ALLEN TELECOM INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Gross profit margins were 34.5% in the first quarter 2003, as compared with 23.7% in the first quarter 2002. The higher gross profit margins in 2003 were due to cost reduction efforts taken in the latter part of 2002 that lowered our cost of goods sold by $1.7 million on an annualized basis, as well as a higher proportion of sales of our geolocation product line, which have higher margins than the overall company average (geolocation product sales increased from 15% of wireless communications equipment sales in the first quarter 2002 to 41% of sales in the first quarter 2003). Margins are expected to decline slightly in the second quarter of 2003 compared to first quarter 2003 levels due to increased pricing pressure on all of our product lines, as well as anticipated increased sales in base station subsystems and components and base station and mobile antennas, which have lower gross profit margins than the overall company average. Sales of repeater and in-building coverage products, which have gross profit margins essentially the same as the overall company average, are expected to remain flat from the first quarter 2003 to the second quarter 2003.

Selling, general and administrative expenses were $14.5 million, or 13.5% of sales, and $10.3 million, or 12.1% of sales, for the first quarters of 2003 and 2002, respectively. Spending is higher primarily due to higher volume related sales commissions, bad debt expense, year over year severance costs and the stronger Euro in relation to the U.S. dollar, which causes higher U.S. dollar expenses.

Research and development (R&D) and product engineering costs were $8.0 million in first quarter 2003 (7.2% of sales) and $6.6 million in first quarter 2002 (7.4% of sales). The increase results from restructuring costs incurred in the first quarter 2003 within the R&D groups and an increase in spending for new product initiatives regarding our repeater and in-building coverage and base station subsystems and components product lines.

Wireless Engineering and Consulting Services:

Wireless engineering and consulting services sales were down $0.8 million, or 18%, from $4.6 million in first quarter 2002 to $3.8 million in first quarter 2003. Sales decreased due to the low level of software sales and a decline in engineering consulting services in the Company's markets. Gross profit margins for this segment were 25.8% in the first quarter 2003, as compared with 19.5% in the first quarter 2002. This increase in margins is primarily attributable to cost savings from restructuring actions during 2002. Selling, general and administrative expenses increased to 38.0% of sales for the first quarter of 2003 compared to 21.0% for the first quarter of 2002. This higher ratio was primarily due to higher bad debt expense, higher personnel expenses, and lower sales.

                               ALLEN TELECOM INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Interest and Financing Expenses:

Net interest expense decreased $1.2 million, or 50.6%, to $1.2 million in the first quarter 2003 from $2.4 million in the first quarter 2002. The significant decrease is due to both lower borrowing levels and lower interest rates. In the first quarter of 2002, we issued $50.0 million of Convertible Preferred Stock ("Preferred Stock") that generated net cash proceeds of $47.5 million, which was used to pay down domestic bank borrowings. This, along with cash generated from operations of $98.6 million since March 31, 2002, has allowed the Company to eliminate all domestic bank borrowings at March 31, 2003 and substantially increase its interest earnings on cash and cash equivalent investments.

Provision for Income Taxes:

The Company recorded a one-time tax benefit of approximately $2.0 million (or $.06 and $.05 per basic and diluted common share, respectively) in the first quarter of 2003 resulting primarily from favorable European tax legislation. This one-time net tax benefit reduced the effective tax rate for the first quarter 2003 to 17.5% from an expected ongoing rate of 35% for the balance of the year 2003.

Through March 31, 2003, we recorded a net U.S. deferred tax asset pertaining to recognition of net operating loss carryforwards, net deductible temporary differences and tax credits in the amount of approximately $35.3 million as compared with $40.2 million at December 31, 2002. We have not provided a valuation allowance relating to this asset, as we believe it is more likely than not that we will realize the value of this asset. This determination is primarily based upon our expectation that future U.S. operations will be sufficiently profitable to utilize the operating loss carryforwards, as well as various tax, business and other planning strategies available to us. We cannot provide assurance that we will be able to realize this asset or that future valuation allowances will not be required. The failure to utilize this asset would adversely effect our results of operations and financial position.

                               ALLEN TELECOM INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

As set forth in the Condensed Consolidated Statements of Cash Flows, $28.3 million of cash was generated by Operating Activities for the first quarter 2003, as compared to $0.6 million of cash generated in the comparable 2002 period. This significant improvement in cash generation is due primarily to the receipt of a tax refund in Europe and the improvement in net income.

We generated $0.2 million of cash from Investing Activities in the first quarter of 2003, due principally to $1.8 million for capital expenditures and software purchases which was partially offset by the return of $2.0 million of the purchase price relating to the Company's acquisition of Bartley R.F. Systems, Inc. For the first quarter of 2002, $1.8 million was used in Investing Activities primarily for capital expenditures.

Cash provided by Financing Activities for the first quarter 2003 was $0.5 million. Cash used by Financing Activities for the first quarter 2002 was $0.9 million and resulted primarily from the issuance of $50.0 million of Preferred Stock, which generated $47.5 million of cash after deduction of certain fees and expenses. Cash proceeds from this offering, as well as cash generated by operating activities, were used to repay borrowings of $49.5 million in the first quarter 2002.

On a worldwide basis, at March 31, 2003, we had $122.3 million of lines of credit, of which $108.1 million were unused and available. At March 31, 2002, we had available unused lines of credit of $92.3 million.

Our cash balance at March 31, 2003 of approximately $78.8 million and our available unused credit lines provide the Company with the ability to fund operations and take advantage of acquisition opportunities. We do not anticipate that our cash balance will continue to grow at the same rates as we have seen over the last four quarters.

The strong Euro currency, relative to the U.S. dollar, has positively impacted the translated value of our European subsidiaries, whose assets and liabilities are denominated principally in Euros. The foreign currency translation loss adjustment included as a portion of our "Accumulated Other Comprehensive Loss" declined $3.7 million to $1.8 million at March 31, 2003 from $5.5 million at December 31, 2002.

In the patent infringement matter involving True Position, Inc. and its subsidiary, KSI, the parties are in the process of completing discovery on liability issues, narrowing claims for consideration by the judge and drafting dispositive motions, which are to be filed by the upcoming deadline in mid-May. The court date for the trial of this matter is currently scheduled for September 22, 2003. This matter relates to all of the Company's geolocation products and revenue. Potential costs and expenses, as well as the need to pay any damages awarded in favor of the plaintiffs, could adversely affect the Company's business, financial position, results of operations or cash flow.

                               ALLEN TELECOM INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

LEGAL DISCLAIMER:

Statements included in this Form 10-Q that are not historical in nature are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future performance and financial results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Factors that could cause the Company's actual results to materially differ from forward-looking statements made by the Company, include, among others, the cost, success and timetable for new product development, including, products for 3G, E911 and power amplification; the cost and outcome of pending litigation, including, for example, a lawsuit filed by a competitor in the E911 geolocation business claiming infringement by the Company of intellectual property rights; the health and economic stability of the world and national markets; the cost and availability of capital and financing to the Company and its customers; loss or bankruptcy of one or more of the Company's customers, which could adversely affect the Company's ability to make future sales or collect its accounts receivable; the uncertain timing and level of purchases of both current products and those under development for current and prospective customers of the Company's products and services; the effective realization of inventory and other working capital assets to cash; the impact of competitive products and pricing in the Company's markets; the impact of changes in the market value of pension fund assets held by, and the actuarial assumptions used by, the Company's defined benefit pension plans; the ability of the Company to generate future profits or to implement other tax planning strategies needed to utilize the Company's tax loss carry forwards; changes in business conditions and/or changes in assumptions that could result in goodwill impairment charges; the impact of U.S. and foreign government legislative/regulatory actions, including, for example, the scope and timing of E911 geolocation requirements in the U.S. markets and spectrum availability and licensing for new wireless applications; the impact of future business conditions on the Company's ability to meet terms and conditions of the Company's borrowing agreements; the cost, timing and availability of personnel, facilities, materials and vendors required for the Company's current and future products; whether and when backlog will be converted to customer sales; the impact, if any, on current or future sales, earnings or financial condition of the Company resulting from the previously announced agreement under which Andrew Corporation will acquire Allen Telecom; and the Company's ability to consummate the merger with Andrew. Allen Telecom Inc.'s Annual Report on Form 10-K and other Quarterly Reports on Form 10-Q may contain additional details concerning these factors.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002. There has been no material change from the end of the previous fiscal year to March 31, 2003.

ITEM 4 - CONTROLS AND PROCEDURES.

As of March 31, 2003 (the "Evaluation Date"), under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as required pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, to the best of their knowledge as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Additionally, our Chief Executive Officer and Chief Financial Officer have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

      (99.1) Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (99.2) Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      On January 8, 2003, the Company filed a current report on Form 8-K under
      Item 5, "Other Events", and Item 7 whereby it filed a press release, dated January 8, 2003, characterizing sales and earnings for the fourth quarter and full year 2002.

      On February 6, 2003, the Company filed a current report on Form 8-K under
      Item 5, "Other Events", and Item 7 whereby it filed a press release, dated February 6, 2003, reporting sales and earnings results for the fourth quarter and full year 2002.

                           PART II - OTHER INFORMATION
                                   (continued)

(b)   Reports on Form 8-K (continued)

      On February 18, 2003, the Company filed a current report on Form 8-K under
      Item 5, "Other Events", and Item 7 whereby it filed a press release, dated February 18, 2003, reporting that the Company had signed a definitive merger agreement with Andrew Corporation on February 17, 2003.

      On February 27, 2003, the Company filed a current report on Form 8-K under
      Item 5, "Other Events", and Item 7 whereby it filed the definitive merger agreement with Andrew Corporation which had been signed on February 17, 2003.

      On February 28, 2003, the Company filed a current report on Form 8-K under
      Item 5, "Other Events", and Item 7 whereby it filed a press release, dated February 28, 2003, reporting that it had indefinitely postponed its annual meeting pending the consummation of the previously announced merger with Andrew Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Allen Telecom Inc.
                                                        (Registrant)


Date: May 14, 2003                      By:       /s/ Robert A. Youdelman
                                            ------------------------------------
                                                     Robert A. Youdelman
                                                   Executive Vice President
                                                   (Chief Financial Officer)


Date: May 14, 2003                      By:      /s/ James L. LePorte, III
                                            ------------------------------------
                                                   James L. LePorte, III
                                                   Vice President Finance
                                                 (Chief Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                  CERTIFICATION
                               ALLEN TELECOM INC.
                                   (Continued)

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003


                                                    /s/ Robert G. Paul
                                          -----------------------------------
                                                      Robert G. Paul
                                                         President
                                                 (Chief Executive Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                                  CERTIFICATION
                               ALLEN TELECOM INC.
                                   (Continued)

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003

                                                /s/ Robert A. Youdelman
                                          -----------------------------------
                                                  Robert A. Youdelman
                                               Executive Vice President
                                               (Chief Financial Officer)

                                  EXHIBIT INDEX
                               ALLEN TELECOM INC.

Exhibit Number

      (99.1)      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (99.2)      Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.